Form 10QSB
period 1998-05-31
SUNBELT EXPLORATION INC
filed 1999-06-16
CIK 313625

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


    [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1998

    [  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The
                 EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ___________


                 Commission File Number: 2-65800

                    SUNBELT EXPLORATION, INC.
(Exact Name of small business issuer as specified in its charter)

         Nevada                                    75-1667097
   (State of Incorporation)                 (IRS Employer ID Number)

      2612 East Kentucky Avenue, Salt Lake City, Utah 84117
             (Address of principal executive offices)

                          (801) 278-8132
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [XX]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      June 1, 1999: 24,805,000 Shares.

Transitional Small Business Disclosure Format (check one):   YES[ ]  NO [XX]

                    SUNBELT EXPLORATION, INC.

Form 10-QSB for the Quarter ended May 31, 1998

Table of Contents

Part I - Financial Information                                          Page

     Item 1.  Financial Statements                                        3

     Item 2.  Management's Discussion and Analysis or Plan of Operation  10

Part II - Other Information

     Item 1.  Legal Proceedings                                          11

     Item 2.  Changes in Securities                                      11

     Item 3.  Defaults Upon Senior Securities                            11

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 5.  Other Information                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           11

Signatures

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                              ------
                                                 May 31           August 31
                                                  1998               1997
                                               --------------   -------------
                                                 (Unaudited)
CURRENT ASSETS
   Cash                                        $       8,054    $          -
                                               --------------   -------------
    TOTAL ASSETS                               $       8,054    $          -
                                               ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                         $          -     $          -
                                               --------------   -------------
        Total Current Liabilities                         -                -
                                               --------------   -------------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value, 100,000,000
    shares authorized, 24,805,000 and 4,805,000
    shares issued and outstanding, respectively      24,805            4,805
   Additional paid-in capital                        43,245           43,245
   Stock subscription receivable                    (10,000)              -
   Deficit accumulated during the development
     stage                                          (49,996)         (48,050)
                                               --------------   -------------
        Total Stockholders' Equity             $      8,054     $         -
                                               --------------   -------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                $      8,054     $         -
                                               ==============   =============



The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                                        From
                                                                                     Inception on
                                                                                       April 23,
                                    For the Three Months      For the Nine Months    1979 Through
                                          Ended May 31,         Ended May 31           May 31,
                                   1998              1997    1998            1997        1998
                                 ------------ ------------ ------------ ------------ ------------
REVENUE                          $         -  $         -  $         -  $         -  $         -
                                 ------------ ------------ ------------ ------------ ------------
EXPENSES                               1,946            -        1,946            -       49,996
                                 ------------ ------------ ------------ ------------ ------------
 TOTAL EXPENSES                        1,946            -        1,946            -       49,996
                                 ------------ ------------ ------------ ------------ ------------
NET LOSS                         $    (1,946) $         -  $    (1,946) $         -  $   (49,996)
                                 ============ ============ ============ ============ ============
LOSS PER SHARE                   $      0.00  $      0.00  $      0.00  $      0.00
                                 ============ ============ ============ ============
WEIGHTED AVERAGE
 NUMBER OF SHARES                 24,805,000    4,805,000   24,805,000    4,805,000
                                 ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.
                                    5

                       SUNBELT EXPLORATION, INC.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                         Accumulated
                                             Common Stock      Additional  Stock         During the
                                      ------------------------ Paid-In     Subscription  Development
                                      Shares         Amount    Capital     Receivable    Stage
                                      -------------- --------- ----------- ------------- -----------
Balance at inception, April 23, 1979              -  $      -  $        -  $          -  $       -

Common stock issued for
 cash at $0.001 per share                 4,805,000     4,805      43,245             -          -

Net loss from inception on April 23, 1979
 through August 31, 1995 (unaudited)              -         -           -             -    (48,050)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1995                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1996                                  -         -           -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1996                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1997                                  -        -            -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1997                  4,805,000     4,805           -             -    (48,050)

Common stock issued for services
 at $0.001 per share                      2,000,000     2,000           -             -          -

Common stock issued for cash
 at $0.001 per share                      8,000,000     8,000           -             -          -

Common stock issued for subscription
 receivable at $0.001 per share          10,000,000    10,000           -       (10,000)         -

Net loss for the nine months ended
   May 31, 1998                                 -          -            -             -     (1,946)
                                      -------------- --------- ----------- ------------- -----------
Balance, May 31, 1998 (unaudited)        24,805,000  $ 24,805  $   43,245  $    (10,000) $ (49,996)
                                      ============== ========= =========== ============= ===========


The accompanying notes are an integral part of these financial statements.
                                     6

                     SUNBELT EXPLORATION, INC.
                   (A Development Stage Company)
                      Statements of Cash Flows
                            (Unaudited)

                                                                                        From
                                                                                     Inception on
                                                                                       April 23,
                                    For the Three Months      For the Nine Months    1979 Through
                                          Ended May 31,         Ended May 31           May 31,
                                   1998              1997    1998            1997        1998
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                         $   (1,946)  $         -  $    (1,946) $         -  $   (49,996)
Adjustments to reconcile net
 loss to net cash
 Common stock issued for services     2,000             -        2,000            -        2,000
Changes in assets and liabilities
 Increase (decrease) in accounts
  payable                                -              -           -             -           -
                                 ------------ ------------ ------------ ------------ ------------
   Net Cash Used by
    Operating Activities                 54             -           54            -      (47,996)
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES                    -              -           -             -           -
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES

 Common stock issued for cash         8,000             -        8,000            -       56,050
                                 ------------ ------------ ------------ ------------ ------------
    Net Cash Provided by
     Financing Activities             8,000             -        8,000            -       56,050
                                 ------------ ------------ ------------ ------------ ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS            8,054             -        8,054            -        8,054

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -              -           -             -           -
                                 ------------ ------------ ------------ ------------ ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $     8,054  $         -  $     8,054  $         -  $     8,054
                                 ============ ============ ============ ============ ============
SUPPLEMENTAL CASH FLOW
   DISCLOSURES

   Interest paid                 $       -    $         -  $        -   $         -  $        -
   Income taxes paid             $       -    $         -  $        -   $         -  $        -

 The accompanying notes are an integral part of these financial statements.

                                     7

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 May 31, 1998 and August 31, 1997
                           (Unaudited)


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

Sunbelt Exploration, Inc. (Company) was incorporated on April 23, 1979 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of oil and gas reserves.

The Company has no operations, assets or liabilities since the Final Decree in May 1993, other than the litigation settlement. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

      b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

      c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

      d.  Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

      e.  Provision for Taxes

At May 31, 1998, the Company had net operating loss carryforwards of approximately $50,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

      f.  Additional Accounting Policies

Additional accounting policies will be established once planned principal operations commence.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 May 31, 1998 and August 31, 1997
                           (Unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

      g.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      h.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 -      GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an acquisition or merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses

NOTE 3 -      REVERSE STOCK SPLIT

In 1998, the Company reverse split shares of its common stock on a 1-for-10 basis. All references to shares outstanding and earnings per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)     Caution Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)     Results of Operations

     Sunbelt Exploration, Inc. (Company) was incorporated on April 23, 1979 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of oil and gas reserves.

     In February 1990, the US Bankruptcy Court (Court) approved an Amended Plan of Reorganization (Plan) under Chapter 11 of the US Bankruptcy Code. The Plan was affirmed through a Final Decree by the Court on May 11, 1993. Under the Plan, all assets and liabilities of the Company were liquidated and assigned to unrelated third parties. Additionally, the Plan and the Court allowed the Company to maintain its interest in a "take or pay" lawsuit against one of the Company's pre-bankruptcy customers. The Company was successful in the lawsuit and received final proceeds of approximately $50,000 in December 1995.

     The Company has had no operations or significant assets or liabilities since the Final Decree in May 1993, other than the litigation settlement. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

(3)     Liquidity and capital resources

     The Company has no operations, and essentially no assets or liabilities and, accordingly is fully dependent upon its controlling shareholder for operating capital. During the period(s) presented herein, the Company was dormant and no advances were made or expenses paid on the Company's behalf.

     The Company has no specific plans or future capital requirements due to its dormant state. However, the Company will seek to enter into a business acquisition or reorganization with an enterprise, as yet unidentified. At such time as the Company enters into a transaction, of which there can be no assurance, the Company will require additional capital.

                   Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNBELT EXPLORATION, INC.


June 1, 1999                       /s/ Roger Lund
                                  --------------------------
                                       Roger Lund
                                       President and Chief Accounting Officer