Form 10KSB
period 1998-08-31
SUNBELT EXPLORATION INC
filed 1999-06-16
CIK 313625

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d of the Securities Exchange Act of 1934

            For The Fiscal year Ended August 31, 1998
                   Commission File No. 2-65800

                       SUNBELT EXPLORATION, INC.
      (Exact name of Registrant as specified in its Charter)

                   Nevada                             75-1667097
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

              2612 Kentucky Ave.
              Salt Lake City, Utah                          84117
    (Address of principal executive offices)              (Zip Code)

        Registrant's Telephone Number including Area Code:
                          (801) 278-8132

Former Name or Former Address, if changed since last report:

     5020 Collinwood Avenue, #200
     Fort Worth, Texas 76107

Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
        Title of Each Class                             on which Registered
   ------------------------------                   -------------------------
              None                                             None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                             -------
     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [  ]     No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not obtained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $0.

     The Company's stock is not traded and has not traded actively for several years. Therefore, the aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market as of a recent practicable date, cannot be calculated with any degree of precision.

As of the date of the filing of this report, the Registrant had outstanding a total of 24,085,000 shares of its common stock, par value $ 0.001, after giving effect to a 1-for-10 reverse split effectuated by the Registrant.


                        TABLE OF CONTENTS


Item Number and Caption                                           Page No.
-----------------------                                           --------

PART 1
------

Item 1.  Business .....................................................3

Item 2.  Properties....................................................9

Item 3.  Legal Proceedings.............................................10

Item 4.  Submission of Matters to a Vote of Security Holders...........10

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................10

Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................11

Item 7.  Financial Statements and Supplementary Data.................... F-1

Item 8.  Changes in and Disagreements on Accounting and Financial
          Disclosure....................................................12

PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.......... 12

Item 10. Executive Compensation ........................................14

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.....................................................14

Item 12. Certain Relationships and Related Transactions ................15

PART IV
-------

Item 13. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.......................................................16

Signatures ............................................................ 17

                              PART I

                       ITEM 1.  BUSINESS

HISTORY

     Sunbelt Exploration, Inc. (the "Company"), was incorporated as a Nevada corporation on April 23, 1979, primarily for the purpose of exploration, development and production of oil and gas reserves. From the date of its organization until approximately 1989 to 1990, the Company was involved in the acquisition of producing oil and gas properties and the operation of a gas liquification plant, which activities were financed primarily through a public offering of $1,800,000 completed in 1980.

     Since 1989, the Company has been inactive.   In February 1990, the US
Bankruptcy Court (Court) approved an Amended Plan of Reorganization (Plan) under Chapter 11 of the US Bankruptcy Code. The Plan was affirmed through a Final Decree by the Court on May 11, 1993 (the "Final Decree"). Under the Plan, all assets and liabilities of the company were liquidated and assigned to unrelated third parties. Additionally, the Plan and the Court allowed the Company to maintain its interest in a "take or pay" lawsuit against one of the company's pre-bankruptcy customers. The Company was successful in the lawsuit and received final proceeds of approximately $53,000 in December 1995.

     Since the bankruptcy proceeding described above, the Company has had no operations, and no material assets or liabilities. Over the past two years, the Company has been engaged in efforts to reactivate its business, and to seek a suitable business opportunity in which the Company may become engaged, discussed below.

GENERAL

     The Company has had no operations, assets or liabilities since the Final Decree in May 1993, other than the litigation settlement. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the present intent of management and significant shareholders to provide any working capital necessary to support and preserve the integrity of the corporate entity until such time as additional capital is raised, if ever.

     The Company has no operations, assets or liabilities and, accordingly, is fully dependent upon its controlling shareholder for operating capital.
During the period(s) presented herein, the Company was dormant, except for certain monies paid to the Company by a principal shareholder to provide the Company with funds to pay expenses. (See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     The Company has been under new management since the end of February, 1998, when Mr. Roger Lund became its sole director and officer (President). Since that time, the Company has been undertaking efforts to update financials statements over the preceding fiscal quarters, and to put the Company in a position to begin evaluating a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, as of the date of this filing. The Company intends to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     Since the Final Decree, the Company has had no active business operations. Now that the Company has completed necessary preparatory work to update the Company's financial statements and bring the Company current, the Company will begin efforts to seek to acquire an interest in a business with long-term growth potential. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

     In connection with the Company's acquisition of a business, it is possible that the present shareholders of the Company, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a premium over their original investment in the Company.
 As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     Operation of Business After Acquisition

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

     Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

BUSINESS

     The Registrant has not been actively engaged in business since the end of 1990, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     The Registrant recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

     The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Company are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts.

     The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors. It cannot be stated at this time as to whether management will have any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on its common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

     Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

     The Company is unable to predict the timing as to when it may participate in any specific business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

     It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the

Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business opportunity in which the Company elects to participate. No such finder's fee or other fees will be paid to any person who is an officer, director or principal of the Registrant.

     The Company may acquire a business venture by conducting a reorganization or merger involving the issuance of securities of the Company. Due to the requirements of certain provisions of the Internal Revenue Code, as amended, in order to obtain certain beneficial tax consequences in such transactions, the number of shares held by all of the present shareholders of the Company prior to such transaction, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. The result of any such reorganization or merger transaction could be additional substantial dilution to the shareholders of the Company prior to the transaction.

     It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity under review, the costs theretofore incurred would not be recoverable. Further, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Company presently has essentially no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

     In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

     Offices and Employees

     The Company presently uses the home and office of its President, at no charge. At such time as business operations actively commence, the Company will be required to seek office space and may be charged a reasonable market rate for its office facilities; however, the Company may be able to utilize the offices of an entity with which it merges, or by which it is acquired or which it acquires. The Company has no employees.



                       ITEM 2.  PROPERTIES

     The Company does not hold any properties.

                    ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.

                             ITEM 4.

                SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. In February, 1998, the board of directors and holders of a majority of the then issued and outstanding voting stock of the Company approved a 1-for-ten reverse in the issued and outstanding common stock of the Company, which action was again ratified by the board of directors in 1999.

                             PART II

                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

      There is currently no trading market for the Company's shares of common stock; however, the Company's shares of common stock are eligible for quotation on the Electronic Board Bulletin Board under the symbol "SUNVD." To the best knowledge of the Company, there have been no trading in the Company's securities during the past two years, or any active trading in the Company's securities since the bankruptcy filing in 1990.

     Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

     As of the date of filing this report, there were approximately 2,975 holders of record of the Company's common stock.

                             ITEM 6.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of August 30, 1998, the Company had very limited cash ($3,846), no material liabilities ($2,641), and no other liquid assets or resources.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

     The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

RESULTS OF OPERATIONS

     The Company had essentially no operations during the fiscal year ended August 31, 1998. The Company incurred expenses during the year ended of $8,795 in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year.

     As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

                             ITEM 7.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included beginning at page F-1.

                             ITEM 8.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

     In approximately April, 1998, following a change in management, the Company engaged the firm of Jones, Jensen & Company, a Salt Lake City, Utah certified public accounting firm, to act as the accounting firm to audit the
Company's financial statements for the two years ended August 31, 1998.   The
decision to engage the firm was based on convenience, and not on any disagreement regarding accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The previous reports of the former accounting firm, S. W. Hatfield & Associates, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. There were not any disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     In addition, the Registrant has not experienced any other events pertaining to the change of accountants, which require disclosure under this
Item 304 of Regulation S-B.

                             PART III

                             ITEM 9.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAMES AND TERMS OF OFFICE

The table below sets forth the name, age, and position of each executive officer and director of the Company.

Name                   Age          Position                    Since*
------                              ------------                -------
Roger L. Lund          44           President, Secretary        February, 1998
                                    and Director
---------------------------

     * Mr. Lund was elected as the sole director and as President in the end of February, 1998, when Dan Denton, President and sole director, resigned in all capacities.

     The term of office of any executive officer and director is one year and until his successor is elected and qualified.

     Set forth below is biographical information for the Company's sole officer/director:

     Roger Lund, is, and has been since 1998, chief operating officer and a director of a private investment fund. From approximately 1981 through 1993, he served as a registered representative of Olsen, Payne & Company, a registered broker-dealer and member of the National Association of Securities Dealers, located in Salt Lake City. While at Olsen, Payne, Mr. Lund served as lead broker, options principal and manager of mergers and acquisitions for the firm. In approximately 1993, Mr. Lund terminated his association with Olsen, Payne to pursue other investment banking opportunities through his own company, Jupiter Capital Corporation, which has focused, since 1993, on company valuation, merger and acquisition and venture consulting and advice.

CONTROL PERSONS

     In the end of February, 1998, York Chandler acquired, through purchase, a total of 18,000,00 shares of restricted common stock of the Company, or approximately 75% of the 24,085,000 post-split shares of common stock issued and outstanding. Accordingly, Mr. Chandler may be considered a "control person" of the Company. (See "Item 11. Security Ownership of Certain Beneficial Owners and Management").

                 ITEM 10.  EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

     During the fiscal year ended August 31, 1998, no officer or director received any cash compensation. Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                     CASH COMPENSATION TABLE
_____________________________________________________________________________
NAME OF INDIVIDUAL          CAPACITY IN WHICH                CASH
OR NUMBER IN GROUP               SERVED                     COMPENSATION
_____________________________________________________________________________

Roger Lund                   President, Director            $0 in cash

Dan Denton (1)               President, Director            $0 in cash (1)


     1) Mr. Denton was an officer and director of the Company until February 26, 1998, when he resigned. During that fiscal year, Mr. Denton was issued a total of 2,000,000 post-split shares in consideration for his efforts on behalf of the Company maintaining records, and for other activities on behalf of the Company. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Sales, Issuances and Transfers of Restricted Common Stock").

                             ITEM 11.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT


     The following table sets forth the name and address, as of the date of the filing of this report, the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group:

                                           Amount and Nature of Ownership
                                           ------------------------------
                             Sole Voting        Shared Voting
     Name of Person          and Investment     and Investment    Percent of
        or Group             Power              Power             Class
     --------------          --------------     --------------    ----------

Principal Shareholders:
----------------------

York Chandler                18,000,000            -0-             74.7 (1)

Lindana Corp.                 2,408,183            -0-              9.7(2)

Officers and Directors
-----------------------

Roger Lund                     - 0 -               -0-              0.0

     (1) See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     (2) Lindana Corporation is controlled by the family of Dan Denton, who as President and a director of the Company until February 26, 1998, when he resigned.

                             ITEM 12.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES, ISSUANCES AND TRANSFERS OF RESTRICTED STOCK

     In February of 1998, the Company sold a total of 18,000,000 post split shares of its restricted common stock in private transactions to a total of one (1) individual, Mr. York Chandler for consideration of $18,000. This stock was sold to provide the Company with necessary operating capital to perform administrative tasks and continue business.

     In February of 1998, the Company issued a total of 2,000,000 post-split shares, to Dan Denton, as payment for time and efforts he contributed to the Company over the past few years in maintaining the Company's records, updating
financial data and records, and other activities.   In March, 1998, Mr. Denton
sold 1,000,000 shares each to Kirby Cochran and Mesa, Inc., for the sum of $28,750. Mr. Denton subsequently resigned as an officer and director of the Company.

     None of the transactions described above can be considered to be the result of arms' length negotiations. All of the share figures described above give effect to a 1-for-10 reverse split and completed by the Company in August, 1998.

                             PART IV

        ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

     The following financial statements and schedules are included immediately following the signature page to this report.

(A) Documents Filed as Part of this Report:

     (1) Financial Statements
         ---------------------

     The following financial statements of Registrant are included in Part II,
Item I:

TITLE                                                                 PAGE NO.
-----                                                                 --------
Independent Accountants' Report of Jones, Jensen
     & Company                                                             F-3

Balance Sheets as of August 31, 1997 and 1998                              F-4

Statement of Operations for the four years ended August 31, 1998,
     1997, and 1996                                                        F-5

Statement of Stockholders' Equity for the year ended August 31, 1998       F-6

Statement of Cash Flows for the year ended August 31, 1998                 F-7

Notes to Financial Statement                                               F-8

     (2)  Financial Statement Schedules
         --------------------------------

     None.

     (3) Exhibits
         --------

     3.1 Copies of the Articles of Incorporation of the Company - incorporated herein by reference to Form S-2 Registration Statement filed on April 16, 1980.

     3.2 Bylaws of the Company - incorporated herein by reference to Form S-2 Registration Statement filed on April 16, 1980.

     (d) Reports on Form 8-K
         -------------------

     During the fiscal year ended August 31, 1998, the Company filed no reports on Form 8-K.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        REGISTRANT:

                                        SUNBELT EXPLORATION, INC.

Dated: June 1, 1999                    By /s/Roger Lund
                                          -------------------------------
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: June 1, 1999                    By /s/Roger Lund
                                         ---------------------------
                                  (Principal Executive and Financial Officer)

                          <Letterhead of
                   Jones, Jensen & Company LLC
           Certified Public Accountants and Consultants
                       50 South Main Street
                            Suite 1450
                    Salt Lake City, Utah 84144
                     Telephone (801) 328-4408
                     Facsimile (801) 328-4461>


                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sunbelt Exploration, Inc.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheets of Sunbelt Exploration, Inc. (a development stage company) as of August 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Sunbelt Exploration, Inc. (a development stage company) as if August 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended August 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operations and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
March 22, 1999
                               F-3

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                              ------
                                                     August 31,
                                              1998              1997
                                       -----------------   -----------------
CURRENT ASSETS

  Cash and cash equivalents            $          3,846    $            -
                                       -----------------   -----------------
   Total Current Assets                           3,846                 -
                                       -----------------   -----------------
   TOTAL ASSETS                        $          3,846    $            -
                                       =================   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES

  Accounts payable                     $          2,641    $            -
                                       -----------------   -----------------
    Total Current Liabilities                     2,641                 -
                                       -----------------   -----------------
STOCKHOLDERS' EQUITY

  Common stock; 100,000,000 shares
   authorized of $0.001 par value,
   24,805,000 and 4,805,000 shares
   issued and outstanding respectively           24,805              4,805
  Additional paid-in capital                     43,245             43,245
  Stock subscription receivable                 (10,000)                -
  Deficit accumulated during the
    development stage                           (56,845)           (48,050)
                                       -----------------   -----------------
     Total Stockholders' Equity                   1,205                 -
                                       -----------------   -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                            $          3,846    $            -
                                       =================   =================

The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                      From
                                                                      Inception On
                                              For the                 April 23, 1979
                                             Years Ended              Through
                                             August 31                August 31
                                1998           1997          1996     1998
                               ------------ ------------ ------------ --------------
                                                                      (Unaudited)

SALES                          $         -  $         -  $         -   $     -

COST OF SALES                            -            -            -         -
                               ------------ ------------ ------------ --------------
GROSS MARGIN                             -            -            -         -
                               ------------ ------------ ------------ --------------
OPERATING EXPENSES

     General and administrative      8,795            -            -         56,845
                               ------------ ------------ ------------ --------------
       Total Operating Expenses      8,795            -            -         56,845
                               ------------ ------------ ------------ --------------

       Loss from Operations         (8,795)           -            -        (56,845)
                               ------------ ------------ ------------ --------------
OTHER INCOME (EXPENSE)                  -             -            -          -
                               ------------ ------------ ------------ --------------
NET LOSS                       $    (8,795) $         -  $         -  $     (56,845)
                               ============ ============ ============ ==============
BASIC LOSS PER SHARE           $     (0.00) $     (0.00) $     (0.00)
                               ============ ============ ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          15,128,266    4,805,000    4,805,000
                               ============ ============ ============

The accompanying notes are an integral part of these financial statements

                               F-5

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                         Accumulated
                                             Common Stock      Additional  Stock         During the
                                      ------------------------ Paid-In     Subscription  Development
                                      Shares         Amount    Capital     Receivable    Stage
                                      -------------- --------- ----------- ------------- -----------
Balance at inception, April 23, 1979              -  $      -  $        -  $          -  $       -

Common stock issued for
 cash at $0.001 per share                 4,805,000     4,805      43,245             -          -

Net loss from inception on April 23, 1979
 through August 31, 1995 (unaudited)              -         -           -             -    (48,050)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1995                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1996                                  -         -           -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1996                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1997                                  -        -            -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1997                  4,805,000     4,805           -             -    (48,050)

Common stock issued for services
 at $0.001 per share                      2,000,000     2,000           -             -          -

Common stock issued for cash
 at $0.001 per share                      8,000,000     8,000           -             -          -

Common stock issued for subscription
 receivable at $0.001 per share          10,000,000    10,000           -       (10,000)         -

Net loss for the year ended
 August 31, 1998                                 -          -           -             -     (8,795)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1998                 24,805,000  $ 24,805  $   43,245  $    (10,000) $ (56,845)
                                      ============== ========= =========== ============= ===========

The accompanying notes are an integral part of these financial statements.



                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Operations



                                                                      From
                                                                      Inception On
                                              For the                 April 23, 1979
                                             Years Ended              Through
                                             August 31                August 31
                                1998           1997          1996     1998
                               ------------ ------------ ------------ --------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                    $    (8,795) $         -   $     -     $     (56,845)
   Adjustments to reconcile net
    (loss) to net cash used by
    operating activities:
      Common stock issued for
       services                      2,000            -         -             2,000
   Changes in assets and
    liabilities:
      Increase (decrease)
       in accounts payable           2,641            -         -             2,641
                               ------------ ------------ ------------ --------------
        Net Cash Used by
        Operating Activities        (4,154)           -         -           (52,204)
                               ------------ ------------ ------------ --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                              -            -         -                 -
                               ------------ ------------ ------------ --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

   Common stock issued for cash      8,000            -         -            56,050
                               ------------ ------------ ------------ --------------
        Net Cash Provided by
        Financing Activities         8,000            -         -            56,050
                               ------------ ------------ ------------ --------------
NET INCREASE IN CASH                 3,846            -         -             3,846

CASH AT BEGINNING OF PERIOD              -            -         -                 -
                               ------------ ------------ ------------ --------------
CASH AT END OF PERIOD          $     3,846  $         -  $      -     $       3,846
                               ============ ============ ============ ==============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

   Interest                    $         -  $         -  $      -     $           -
   Income taxes                $         -  $         -  $      -     $           -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for
    services                   $     2,000  $         -  $      -     $       2,000

The accompanying notes are an integral part of these financial statements.


                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     August 31, 1998 and 1997


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

Sunbelt Exploration, Inc. (Company) was incorporated on April 23, 1979 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of oil and gas reserves.

The Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

     b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

     c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

     d.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     e.  Provision for Taxes

At August 31, 1998, the Company had net operating loss carryforwards of approximately $56,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

     f.  Additional Accounting Policies

Additional accounting policies will be established once planned principal operations commence.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     August 31, 1998 and 1997

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

NOTE 2 -     GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an acquisition or merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses

NOTE 3 -     RELATED PARTY TRANSACTIONS

In December 1995, the Company paid an entity controlled by a Company shareholder approximately $35,927 for reimbursement of legal fees paid on the Company's behalf and management fees related to the monitoring, management and settlement of the Company's bankruptcy action.

NOTE 4 -     REVERSE STOCK SPLIT

In 1998, the Company reverse split shares of its common stock on a 1-for-10 basis. All references to shares outstanding and earnings per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.