Form 10QSB
period 1998-11-30
SUNBELT EXPLORATION INC
filed 1999-06-16
CIK 313625

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


    [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1998

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

                    SUNBELT EXPLORATION, INC.

       Form 10-QSB for the Quarter ended November 30, 1998

                        Table of Contents

Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10

Part II - Other Information

     Item 1.  Legal Proceedings                                            11

     Item 2.  Changes in Securities                                        11

     Item 3.   Defaults Upon Senior Securities                             11

     Item 4. Submission of Matters to a Vote of Security Holders           11

     Item 5.  Other Information                                            11

     Item 6 Exhibits and Reports on Form 8-K                               11

Signatures
                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                         November 30,          August 31,
                                            1998                  1998
                                         ---------------   ---------------
                                           (Unaudited)

CURRENT ASSETS

  Cash                                   $          334    $        3,846
                                         ---------------   ---------------
    TOTAL ASSETS                         $          334    $        3,846
                                         ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                       $        1,500    $        2,641
                                         ---------------   ---------------
    Total Current Liabilities                     1,500             2,641
                                         ---------------   ---------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   24,805,000 shares issued and
   outstanding                                   24,805            24,805
  Additional paid-in capital                     43,245            43,245
  Subscription receivable                       (10,000)          (10,000)
  Deficit accumulated during the
   development stage                            (59,216)          (56,845)
                                         ---------------   ---------------
     Total Stockholders' Equity          $       (1,166)   $        1,205
                                         ---------------   ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $          334    $        3,846
                                         ===============   ===============

The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                  From
                                                                  Inception on
                                                                  April 23
                                       For the Three Months       1979 Through
                                         Ended November 30,       November 30,
                                       1998           1997        1998
                                   ------------- --------------   ------------
REVENUE                            $          -  $           -    $         -
                                   ------------- --------------   ------------
EXPENSES                                  2,371              -         59,216
                                   ------------- --------------   ------------
 TOTAL EXPENSES                           2,371              -         59,216
                                   ------------- --------------   ------------
NET LOSS                           $     (2,371) $           -    $   (59,216)
                                   ============= ==============   ============
LOSS PER SHARE                     $       0.00  $        0.00
                                   ============= ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  24,805,000      4,805,000
                                   ============= ==============

The accompanying notes are an integral part of these financial statements.

                         SUNBELT EXPLORATION, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                         Accumulated
                                             Common Stock      Additional  Stock         During the
                                      ------------------------ Paid-In     Subscription  Development
                                      Shares         Amount    Capital     Receivable    Stage
                                      -------------- --------- ----------- ------------- -----------
Balance at inception, April 23, 1979              -  $      -  $        -  $          -  $       -

Common stock issued for
 cash at $0.001 per share                 4,805,000     4,805      43,245             -          -

Net loss from inception on April 23, 1979
 through August 31, 1995 (unaudited)              -         -           -             -    (48,050)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1995                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1996                                  -         -           -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1996                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1997                                  -        -            -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1997                  4,805,000     4,805           -             -    (48,050)

Common stock issued for services
 at $0.001 per share                      2,000,000     2,000           -             -          -

Common stock issued for cash
 at $0.001 per share                      8,000,000     8,000           -             -          -

Common stock issued for subscription
 receivable at $0.001 per share          10,000,000    10,000           -       (10,000)         -

Net loss for the year ended
 August 31, 1998                                 -          -           -             -     (8,795)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1998                 24,805,000    24,805      43,245       (10,000)   (56,845)

Net loss for the three months ended
 November 30, 1998                               -          -           -             -     (2,371)
                                      -------------- --------- ----------- ------------- -----------
Balance, November 30, 1998 (unaudited)   24,805,000  $ 24,805  $   43,245  $    (10,000) $ (59,216)
                                      ============== ========= =========== ============= ===========

The accompanying notes are an integral part of these financial statements.
                                     6

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                  From
                                                                  Inception on
                                                                  April 23
                                       For the Three Months       1979 Through
                                         Ended November 30,       November 30,
                                       1998           1997        1998
                                     -----------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                           $   (2,371)  $          -    $   (59,216)
  Adjustments to reconcile net loss
   to net cash:
    Common stock issued for services          -              -          2,000
  Changes in assets and liabilities
    Increase (decrease) in accounts
     payable                             (1,141)             -          1,500
                                     -----------  --------------  ------------
     Net Cash Used by Operating
     Activities                          (3,512)             -        (55,716)
                                     -----------  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES          -              -             -
                                     -----------  --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                -              -         56,050
                                     -----------  --------------  ------------
     Net Cash Provided by Financing
     Activities                               -              -         56,050
                                     -----------  --------------  ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               (3,512)           -              334

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                      3,846            -               -
                                     -----------  --------------  ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                       $      334   $        -      $       334
                                     ===========  ==============  ============
SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest paid                      $        -   $        -      $        -
  Income taxes paid                  $        -   $        -      $        -

The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              November 30, 1998 and August 31, 1998
                           (Unaudited)


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

     e.  Provision for Taxes

At November 30, 1998, the Company had net operating loss carryforwards of approximately $59,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

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

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
               Notes to the Financial Statements
             November 30, 1998 and August 31, 1998
                          (Unaudited)

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

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

                                   SUNBELT EXPLORATION, INC.


June 1, 1999                       /s/ Roger Lund
                                   -------------------------------
                                   Roger Lund
                                   President and Chief Accounting Officer