Form 10QSB
period 1999-02-28
SUNBELT EXPLORATION INC
filed 1999-06-16
CIK 313625

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


     [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1999

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

                    SUNBELT EXPLORATION, INC.

       Form 10-QSB for the Quarter ended February 28, 1999

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

Signatures
                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                           February 28,          August 31,
                                              1999                  1998
                                          ---------------   ------------------
                                           (Unaudited)
CURRENT ASSETS

 Cash                                    $        9,800     $          3,846
                                          ---------------   ------------------
  TOTAL ASSETS                           $        9,800     $          3,846
                                          ===============   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $        1,500     $          2,641
                                          ---------------   ------------------
  Total Current Liabilities                       1,500                2,641
                                          ---------------   ------------------
STOCKHOLDERS' EQUITY

 Common stock, $0.001 par value,
  100,000,000 shares authorized,
  24,805,000 shares issued and outstanding       24,805               24,805

 Additional paid-in capital                      43,245               43,245

 Stock subscription receivable                        -              (10,000)
 Deficit accumulated during the development
  stage                                         (59,750)             (56,845)
                                          ---------------   ------------------
  Total Stockholders' Equity             $        8,300     $          1,205
                                          ---------------   ------------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                $        9,800     $          3,846
                                          ===============   ==================


The accompanying notes are an integral part of these financial statements.

                   SUNBELT EXPLORATION, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                                        From
                                                                                     Inception on
                                                                                       April 23,
                                    For the Three Months      For the Six Months    1979 Through
                                       Ended February 28      Ended February 28       February 28,
                                   1999              1998     1999            1998        1999
                                 ------------ ------------ ------------ ------------ ------------
REVENUE                          $         -  $         -  $        -   $        -   $         -
                                 ------------ ------------ ------------ ------------ ------------
EXPENSES                                 534            -        2,905           -        59,750
                                 ------------ ------------ ------------ ------------ ------------
  TOTAL EXPENSES                         534            -        2,905           -        59,750
                                 ------------ ------------ ------------ ------------ ------------
NET LOSS                         $      (534) $         -  $    (2,905) $        -   $   (59,750)
                                 ============ ============ ============ ============ ============
LOSS PER SHARE                   $      0.00  $      0.00  $      0.00  $     0.00
                                 ============ ============ ============ ============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      24,805,000    4,805,000   24,805,000   4,805,000
                                 ============ ============ ============ ============

 The accompanying notes are an integral part of these financial statements

                                     5

                      SUNBELT EXPLORATION, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                         Accumulated
                                             Common Stock      Additional  Stock         During the
                                      ------------------------ Paid-In     Subscription  Development
                                      Shares         Amount    Capital     Receivable    Stage
                                      -------------- --------- ----------- ------------- -----------
Balance at inception, April 23, 1979              -  $      -  $        -  $          -  $       -

Common stock issued for
 cash at $0.001 per share                 4,805,000     4,805      43,245             -          -

Net loss from inception on April 23, 1979
 through August 31, 1995 (unaudited)              -         -           -             -    (48,050)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1995                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1996                                  -         -           -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1996                  4,805,000     4,805      43,245             -    (48,050)

Net loss for the year ended
 August 31, 1997                                  -        -            -             -          -
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1997                  4,805,000     4,805           -             -    (48,050)

Common stock issued for services
 at $0.001 per share                      2,000,000     2,000           -             -          -

Common stock issued for cash
 at $0.001 per share                      8,000,000     8,000           -             -          -

Common stock issued for subscription
 receivable at $0.001 per share          10,000,000    10,000           -       (10,000)         -

Net loss for the year ended
 August 31, 1998                                 -         -            -             -     (8,795)
                                      -------------- --------- ----------- ------------- -----------
Balance, August 31, 1998                 24,805,000    24,805      43,245       (10,000)   (56,845)

Receipt of subscription receivable               -         -            -        10,000          -

Net loss for the six months ended
 February 28, 1999 (unaudited)                   -         -            -             -     (2,905)
                                      -------------- --------- ----------- ------------- -----------
Balance, February 28, 1999 (unaudited)   24,805,000  $ 24,805  $   43,245  $          -  $ (59,750)
                                      ============== ========= =========== ============= ===========

 The accompanying notes are an integral part of these financial statements.
                                      6

                     SUNBELT EXPLORATION, INC.
                   (A Development Stage Company)
                      Statements of Cash Flows
                            (Unaudited)

                                                                                         From
                                                                                     Inception on
                                                                                       April 23,
                                    For the Three Months      For the Six Months     1979 Through
                                       Ended February 28      Ended February 28       February 28,
                                   1999              1998     1999            1998      1999
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                         $      (534) $         -  $    (2,905) $       -    $   (59,750)
Adjustments to reconcile net loss
 to net cash
 Common stock issued for services         -             -           -           -          2,000
Changes in assets and liabilities
 Increase (decrease) in accounts
  payable                                 -             -       (1,141)         -          1,500
                                 ------------ ------------ ------------ ------------ ------------
    Net Cash Used by
     Operating Activities               (534)           -       (4,046)         -        (56,250)
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES                     -             -           -           -             -
                                 ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Common stock issued for cash        10,000            -       10,000          -         66,050
                                 ------------ ------------ ------------ ------------ ------------
    Net Cash Provided by
     Financing Activities             10,000            -           -           -         66,050
                                 ------------ ------------ ------------ ------------ ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             9,466            -        5,954          -          9,800

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     334            -        3,846          -             -
                                 ------------ ------------ ------------ ------------ ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   $     9,800  $         -  $     9,800  $       -    $     9,800
                                 ============ ============ ============ ============ ============
SUPPLEMENTAL CASH FLOW
 DISCLOSURES

 Interest paid                   $         -  $         -  $        -   $       -    $        -
 Income taxes paid               $         -  $         -  $        -   $       -    $        -


 The accompanying notes are an integral part of these financial statements.
                                      7

                   SUNBELT EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
             February 28, 1999 and August 31, 1998
                          (Unaudited)


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

       e.  Provision for Taxes

       At February 28, 1999, the Company had net operating loss carryforwards of approximately $59,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

       f.  Additional Accounting Policies

       Additional accounting policies will be established once planned principal operations commence.

                   SUNBELT EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
             February 28, 1999 and August 31, 1998
                          (Unaudited)

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

                                   SUNBELT EXPLORATION, INC.


June 1, 1999                      /s/ Roger Lund
                                  ----------------------------
                                   Roger Lund
                                   President and Chief Accounting Officer