Form 10QSB
period 1999-05-31
SUNBELT EXPLORATION INC
filed 1999-07-13
CIK 313625

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
____________________________________________________________________________

   [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 1999

   [  ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

______________________________________________________________________________

Commission File Number: 2-65800

                    SUNBELT EXPLORATION, INC.
 ---------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

                      Nevada                        75-1667097
           ------------------------         -----------------------
           (State of Incorporation)         (IRS Employer ID Number)


      2612 East Kentucky Avenue, Salt Lake City, Utah 84117
     --------------------------------------------------------
             (Address of principal executive offices)

                          (801) 278-8132
                   ----------------------------
                   (Issuer's telephone number)
 _____________________________________________________________________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX ] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         July 9, 1999: 24,805,000 Shares.

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]

                    SUNBELT EXPLORATION, INC.

          Form 10-QSB for the Quarter ended May 31, 1999

                        Table of Contents

Part I - Financial Information                                        Page
                                                                     -------
    Item 1.  Financial Statements                                        3

    Item 2.  Management's Discussion and Analysis or Plan of Operation   9


Part II - Other Information

    Item 1.  Legal Proceedings                                           10

    Item 2.  Changes in Securities                                       10

    Item 3.   Defaults Upon Senior Securities                            10

    Item 4. Submission of Matters to a Vote of Security Holders          10

    Item 5.  Other Information                                           10

    Item 6 Exhibits and Reports on Form 8-K                              10

Signatures                                                               11

                         Part I - Item 1
                       FINANCIAL STATEMENTS

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                             --------
                                               May 31,             August 31,
                                               1999                 1998
                                           --------------   ----------------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                     $         398    $         3,846
                                           --------------   ----------------
   TOTAL ASSETS                            $         398    $         3,846
                                           ==============   ================

               LIABILITIES AND STOCKHOLDERS' EQUITY
             ---------------------------------------

CURRENT LIABILITIES

  Accounts payable                         $          -     $         2,641
                                           --------------   ----------------
    Total Current Liabilities                         -               2,641
                                           --------------   ----------------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value:
    100,000,000 shares authorized,
    24,805,000 shares issued and
    outstanding                                   24,805             24,805
   Additional paid-in capital                     43,245             43,245
   Stock subscription receivable                      -             (10,000)
   Deficit accumulated during the
    development stage                            (67,652)           (56,845)
                                           --------------   ----------------
     Total Stockholders Equity                       398              1,205
                                           --------------   ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $         398    $         3,846
                                           ==============   ================

The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                            From
                                                                            Inception on
                         For the Three Months     For the Nine Months       April 23,
                              Ended May 31,           Ended May 31,         1979 Through
                         ------------------------ ------------------------  May 31,
                         1999            1998         1999        1998      1999
                         ----------- ------------ ----------- ------------  -------------
REVENUE                  $        -  $         -  $        -  $         -   $          -
                         ----------- ------------ ----------- ------------  -------------
EXPENSES                      7,902        1,946      10,807        1,946         67,652
                         ----------- ------------ ----------- ------------  -------------
   TOTAL EXPENSES             7,902        1,946      10,807        1,946         67,652
                         ----------- ------------ ----------- ------------  -------------
NET LOSS                 $   (7,902) $    (1,946) $  (10,807) $    (1,946)  $    (67,652)
                         =========== ============ =========== ============  =============
BASIC LOSS PER SHARE     $     0.00  $      0.00  $     0.00  $      0.00
                         =========== ============ =========== ============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING             24,805,000    4,805,000  24,805,000    4,805,000
                         =========== ============ =========== ============

The accompanying notes are an integral part of these financial statements.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity

<CAPTION
                                                                                        Deficit
                                                                                        Accumulated
                                            Common Stock       Additional  Stock        During the
                                       ----------------------- Paid-in     Subscription Development
                                         Shares      Amount    Capital     Receivable   Stage
                                       ------------- --------- ----------- ------------ -------------
Balance at inception, April 23, 1979              -  $      -  $        -  $         -  $          -

Common stock issued for
 cash at $0.01 per share                   4,805,000     4,805      43,245           -             -

Net loss from inception on April 23,
  1979 through August 31, 1995                    -         -           -            -       (48,050)
                                       ------------- --------- ----------- ------------ -------------
Balance, August 31, 1995                   4,805,000     4,805      43,245           -       (48,050)

Net loss for the year ended
 August 31, 1996                                  -         -           -            -             -
                                       ------------- --------- ----------- ------------ -------------
Balance, August 31, 1996                   4,805,000     4,805      43,245           -       (48,050)

Net loss for the year ended
 August 31, 1997                                  -         -           -            -             -
                                       ------------- --------- ----------- ------------ -------------
Balance, August 31, 1997                   4,805,000     4,805          -            -       (48,050)

Common stock issued for services
 at $0.001 per share                       2,000,000     2,000          -            -             -

Common stock issued for cash
 at $0.001 per share                       8,000,000     8,000          -            -             -

Common stock issued for subscription
 receivable at $0.001 per share           10,000,000    10,000          -      (10,000)            -

Net loss for the year ended
 August 31, 1998                                  -         -           -            -        (8,795)

                                       ------------- --------- ----------- ------------ -------------
Balance, August 31, 1998                  24,805,000    24,805      43,245     (10,000)      (56,845)

Receipt of subscription receivable                -         -           -       10,000            -

Net loss for the nine months ended
 May 31, 1999                                     -         -           -            -       (10,807)
                                       ------------- --------- ----------- ------------ -------------
Balance, May 31, 1999 (unaudited)         24,805,000 $  24,805 $    43,245 $         -  $    (67,652)
                                       ============= ========= =========== ============ =============

The accompanying notes are an integral part of these financial statements.
                                5

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                                     From
                                                                                     Inception on
                                  For the Three Months     For the Nine Months       April 23,
                                       Ended May 31,           Ended May 31,         1979 Through
                                  ------------------------ ------------------------  May 31,
                                  1999            1998         1999        1998      1999
                                  ----------- ------------ ----------- ------------  -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                          $   (7,902) $    (1,946) $  (10,807) $    (1,946)  $    (67,652)
Adjustments to reconcile net loss
 to net cash
 Common stock issued for services          -        2,000          -         2,000          2,000
Changes in assets and liabilities
  Increase (decrease) in accounts
   payable                            (1,500)          -       (2,641)          -              -
                                   ----------- ------------ ----------- ------------  -------------
      Net Cash Used by
       Operating Activities           (9,402)          54     (13,448)          54        (65,652)
                                   ----------- ------------ ----------- ------------  -------------
CASH FLOWS FROM
 INVESTING ACTIVITIES                      -           -           -            -              -
                                   ----------- ------------ ----------- ------------  -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES

  Common stock issued for cash             -         8,000     10,000        8,000         66,050
                                   ----------- ------------ ----------- ------------  -------------
      Net Cash Provided by
       Financing Activities                -         8,000     10,000        8,000         66,050
                                   ----------- ------------ ----------- ------------  -------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             (9,402)       8,054     (3,448)       8,054            398

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   9,800           -       3,846           -              -
                                   ----------- ------------ ----------- ------------  -------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $      398  $     8,054  $     398   $    8,054    $       398
                                   =========== ============ =========== ============ ==============
SUPPLEMENTAL CASH FLOW
  DISCLOSURES

  Interest paid                     $      -    $       -    $      -    $       -     $         -
  Income taxes paid                 $      -    $       -    $      -    $       -     $         -


The accompanying notes are an integral part of these financial statements.
                                6


                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 May 31, 1999 and August 31, 1998
                           (Unaudited)


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

     e.  Provision for Taxes

     At May 31, 1999, the Company had net operating loss carryforwards of approximately $67,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

     f.  Additional Accounting Policies

     Additional accounting policies will be established once planned principal operations commence.

                    SUNBELT EXPLORATION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 May 31, 1999 and August 31, 1998
                           (Unaudited)

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

July 12, 1999                       /s/ Roger Lund
                                    ---------------------------------
                                        Roger Lund
                                        President and Chief Accounting Officer