Form 10KSB
period 1999-08-31
IEXALT INC
filed 1999-11-29
CIK 313625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                      [OR]

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999
Commission File Number:  ___________

                                  iEXALT, INC.


            NEVADA                                         75-1667097
(State or other jurisdiction of                (I.R.S. Employer incorporation or
         organization)                                 Identification No.)

                               4301 WINDFERN DRIVE
                              HOUSTON, TEXAS 77041
                    (Address of principal executive offices)

                                (281) 600-4000
             (Registrant's telephone number, including area code)

          (Former address: 2612 Kentucky Ave., Salt Lake City, Utah)

       Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities Registered Pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [ ] Yes            [X] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's pro forma revenues for the eight months ending August 31, 1999 were $1,640,000.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on November 1, 1999 was $21,830,184. As of November 1, 1999 the registrant had 21,912,166 shares of common stock outstanding.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                     PART I

ITEMS
                                                                          PAGE
                                                                          ----
ITEM 1.     DESCRIPTION OF BUSINESS.......................................   3
ITEM 2.     DESCRIPTION OF PROPERTIES.....................................   9
ITEM 3.     LEGAL PROCEEDINGS.............................................  10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  10

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......  10
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS..........................  11
ITEM 7.     FINANCIAL STATEMENTS..........................................  14
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  14

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............  15
ITEM 10.    EXECUTIVE COMPENSATION.........................................  18
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  19
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  19
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................  19

                                     PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      Some of the statements contained in this Form 10-KSB for iEXALT, Inc. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. iEXALT, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o the success or failure of management's efforts to implement their business strategy;
o the ability to raise sufficient capital to meet operating requirements;
o the uncertainty of consumer demand for iEXALT's products;
o the ability to compete with major established companies;
o the effect of changing economic conditions;
o the ability to attract and retain quality employees; and
o other risks which may be described in future filings with the SEC.

      iEXALT, Inc. does not undertake, and specifically disclaims any obligation, to publicly release the result of any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for iEXALT's ongoing obligation to disclose material information as required by the Federal Securities laws.

GENERAL

      HISTORY

      Sunbelt Exploration, Inc., ("Sunbelt"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. Sunbelt was primarily engaged in the exploration, development and production of oil and gas reserves. From the date of its organization until approximately 1989, Sunbelt was involved in the acquisition of producing oil and gas properties and the operation of a gas liquification plant. These activities were primarily financed through a public offering completed in 1980 that raised $1,800,000.

      From 1989 until September 1, 1999, Sunbelt had no operations. In February 1990, the U.S. Bankruptcy Court approved an Amended Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Plan") for Sunbelt. The Plan was affirmed by a Final Decree of the Court on May 11, 1993. Under the Plan, all assets and liabilities of Sunbelt were liquidated and assigned to unrelated third parties. Additionally, the Plan and the Court allowed Sunbelt to maintain its interest in a "take or pay" lawsuit against one of Sunbelt's pre-bankruptcy customers. Sunbelt was successful in the lawsuit and received final proceeds of approximately $53,000 in December 1995.

      On September 1, 1999, Sunbelt acquired 100% of the stock of iEXALT, Inc. a Texas corporation ("iEXALT-Texas"), for 18,393,666 shares of Sunbelt common stock. At the conclusion of the transaction 20,874,166 shares of stock were issued and outstanding. Prior to that event, at a shareholders' meeting of Sunbelt held on August 30, 1999 the shareholders of Sunbelt voted to change the name of the corporation to iEXALT, Inc. and elected Jack I. Tompkins, Donald Sapaugh, Morris Chapman, Jonathan C. Gilchrist and Hunter M. A. Carr to the board of directors. Joe Reynolds was elected to the Board subsequent to that event. In connection with the reorganization, Sunbelt shareholders adopted and approved the Amended and Restated Articles of Incorporation, which authorized changing the name of Sunbelt Exploration, Inc. to iEXALT, Inc. ("iEXALT"). Any references to "iEXALT" or the "Company" refer to activities of iEXALT including activities of iEXALT-Texas prior to the acquisition on September 1, 1999.

      RECENT DEVELOPMENTS

      iEXALT is a company currently developing Internet resources created to support a safe and efficient environment for families, businesses and Christian organizations. iEXALT's mission is to use the influence of the Internet as a positive force in the lives of families, businesses and Christian organizations by providing filtered Internet access, developing a Christian-based Internet portal and by creating content-based Web sites that will provide information and resources for its target markets.

      On May 31, 1999 iEXALT acquired the assets and customers of NetXPress, a Houston, Texas Internet Service Provider, ("ISP") from two iEXALT shareholders for 3,000,000 shares of iEXALT-Texas, and operates the ISP as WWW.iEXALT.NET. On June 21, 1999, iEXALT acquired the assets and customers of a second Houston ISP formerly operated by Interactive Communication Concepts for $15,000 and 72,000 shares of iEXALT-Texas. These two ISPs form the infrastructure for iEXALT to offer Internet service to its customers. iEXALT has established a strategic relationship with wholesale access providers that allow it to sell its services nationally. iEXALT's national service is filtered to block access to objectionable Internet content such as pornography, hate speech, bomb building, etc. As a platform for its filtering technology, iEXALT acquired all of the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999. This acquisition gives iEXALT proprietary control over its own filtering technology and over the development of future markets for this technology, including managed access services for the business community.

      iEXALT established the foundation for its electronic publishing division with the acquisition of NavPress Software, an Austin, Texas company, on July 1, 1999 for 900,000 shares of authorized but unissued common stock of iEXALT-Texas and the issuance of a note payable for $150,000. The name of this company was then changed to iEXALT Electronic Publishing. The iEXALT Electronic Publishing division manufactures and markets books and reference materials of interest to the Christian community using a CD ROM format. iEXALT expects to migrate these resources to the Internet as a first stage in the development of its Web-based research products. This division had pro forma revenue of approximately $663,000 for the period which represents approximately 40% of iEXALT's pro forma revenues for the eight months ending August 31, 1999. The transaction was accounted for as a purchase and the amount of goodwill recorded was $129,000.

      On October 1, 1999, iEXALT acquired all of the issued and outstanding stock of WordCross Enterprises, Inc. d/b/a Christian Happenings, of Columbus, Ohio for 850,000 shares of authorized but unissued common stock of iEXALT. Christian Happenings magazine is an events publication that circulates over 250,000 copies in thirteen regions east of the Mississippi every two months. This events information will be integrated with iEXALT's events Web site at WWW.iEVENTS.NET. iEvents.net provides an online calendar of Christian events nationwide. Christian Happenings also supplies ticketing services for events throughout the country. Christian Happenings' unaudited revenues for the eight months ending August 31, 1999 were approximately $911,000 which represents 58% of iEXALT's pro forma revenues for this period. The transaction was accounted for as a purchase and the amount of goodwill recorded was $288,000.

      iEXALT expects to launch a portal site at WWW.iEXALT.COM before the end of 1999. This Web site will serve as a starting point for families and church leaders seeking to find Christian-based Internet content and leadership resource materials. Connections will be provided to various channels such as news, weather, kid's activities, sports and religion. iEXALT expects to include an approved-only search engine to allow Internet users a safe portal to Internet content.

      iEXALT is also developing two Web-based leadership resources that it expects to launch in 2000. The first will be a library of sermon resource materials for pastors and other church leaders. This product will include sermons, outlines, quotes, illustrations and humor. The second product will be a research and reference library of books that will be word searchable as a study resource for speakers and church leaders.

INDUSTRY BACKGROUND

      THE INTERNET AND THE WORLD WIDE WEB

      The Internet and the World Wide Web are fundamentally changing the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing product and company information or advertising materials, collecting customer feedback and demographic information interactively, and offering their products for sale on the Web. The Web, by facilitating the publishing and exchange of information, is dramatically increasing the amount of information available to users. The Internet now delivers large amounts of negative information along with vast amounts of positive content.

      The Internet is a global collection of thousands of computer networks interconnected to enable organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information, and conduct business. The Internet was historically used by a limited number of academic institutions, defense contractors and government agencies. It was used primarily for remote access to host computers and for sending and receiving electronic mail. Presently, commercial organizations and individuals are dominating the use of the Internet. Recent technological advances, improved microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have enabled the Internet to be integrated into the operations, strategies, and activities of countless organizations and individuals.

      GROWTH OF THE INTERNET AND ONLINE COMMERCE

      Growth in Internet usage has been fueled by a number of factors, including the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet, and increased awareness of the Internet among businesses and consumers.

      The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing, and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provides additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have many of the costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term.

      THE ROLE OF iEXALT, INC.

      The Internet provides a unique and universal media that can support the efforts of local churches by uniting them with Christians around the world. The Internet presents a platform from which millions can be reached and strengthened through the development of community and the delivery of high quality information resources.

      It is iEXALT's goal to deliver technology solutions that protect and promote the values of the family based on Christian principles. This includes effective screening of offensive and destructive content through iEXALT's filtered Internet service. In addition, iEXALT will develop an effective portal through which families and members of the target market can access information they seek on the Internet. To support the needs of Christian leaders, iEXALT will develop and market a series of subscription-based content products containing research and reference materials.

PRODUCTS AND SERVICES

      iEXALT.NET

      At WWW.iEXALT.NET, iEXALT provides server-based filtered ISP service to families, businesses and organizations. iEXALT has purchased and integrated two ISPs in the Houston area and has established a marketing relationship with two national backbone providers to allow iEXALT to sell its filtered service nationwide. Contracts have been established with MegaPop and Splitrock Services giving iEXALT connectivity nationwide. The ISP provides a controlled, filtered access to the Internet that generally prevents users from accessing pornography, hate sites, bomb building and other objectionable Internet sites. This is done by requiring every search request to be processed by iEXALT.net's proxy server before that search request is approved. On October 1, 1999 iEXALT purchased the proprietary assets and intellectual property of netFilter Technologies, an Internet filtering company. This gave the Company ownership of the software, code and databases necessary to provide proprietary filtering services to businesses, families and organizations.

      iEXALT ELECTRONIC PUBLISHING

      iEXALT intends to become a major provider of Christian content and leadership resource material on the Internet. iEXALT Electronic Publishing, ("IEP"), in business since 1988, publishes hundreds of books and reference works in CD ROM format. Using the foundation of this content, iEXALT will develop and deploy Web-based content products. Additional information concerning these products may be found at WWW.WORDSEARCHBIBLE.COM.

      INDEXIT

      The first research-based content product will be Indexit, an online research library of books and reference materials that is expected to be a premium resource for pastors, speakers and writers in the Christian market. Thousands of speakers are forced to depend on limited personal libraries each week in the preparation of their presentations. Indexit is intended to give instant access to a significantly larger library of material. The Web-based library will be electronically searchable to allow users to quickly identify and locate useful information. The product will be marketed on a subscription basis and is currently in the development stage. The Internet Law Library, Inc. has agreed to allow iEXALT to use its search engines for this process.

      ISERMONS

      A second subscription product that iEXALT intends to develop is a database of sermons, illustrations, quotes, outlines and humor that a speaker can use to effectively craft a presentation with a minimum investment of time. iSermons is being designed to reach a similar market to Indexit but provides a more diverse database of research tools for building sermons. This electronically searchable database is expected to consist of thousands of sermons by some of the greatest preachers in Christianity that will allow teachers, speakers and pastors to enrich their presentations. iSermons is being designed to be a product that will interactively engage the user by allowing subscribers to upload their own illustrations, ideas, sermons, outlines or files to private libraries that they can access and search in conjunction with the rest of the databases.

      iEXALT intends to sell this product for a small monthly fee and market it through magazine and Internet advertising. This product is expected to provide a platform from which to sell Indexit to the same user base.

      iEXALT.COM

      iEXALT has begun the development process for a comprehensive Christian resource Web site iEXALT.com that will serve as the primary portal to the Internet and to iEXALT's complete family of services. iEXALT.com will function as both a gateway to the complete family of iEXALT Internet services, and as a starting point for safe searching of the Internet.

      The second phase of development for this portal site will be the development of an extensive safe search engine. iEXALT plans to provide a "white list" search engine, which will allow users to search for Internet content without fear of landing in hostile territory. iEXALT intends to build strong communication tools into the Internet Web sites that will allow for Christian discussion groups, chat rooms, bulletin boards, group messaging, and other community building activities.

       The portal is expected to be a high traffic starting point that will connect to and promote the complete family of iEXALT businesses and services. iEXALT.com is designed to become an income source through the sale of advertising and through promotional alliances with businesses and Christian organizations that want to promote their products to the Christian community.

       iEVENTS.NET

       The Christian community has historically been an event-oriented culture. Recognizing this inclination, iEXALT has developed a nationwide calendar of Christian events at WWW.iEVENTS.NET. The calendar currently has over 11,000 events listed across the nation that will appeal to Christians of all ages and denominations. This product allows Internet users to quickly determine what events are available in their community. It will allow artists, speakers, and churches to promote events to their community at very little cost.

       To support the growth of this segment of iEXALT's market, iEXALT acquired WordCross Enterprises, Inc. (d/b/a Christian Happenings), of Columbus, Ohio on October 1, 1999. Christian Happenings, in business since 1983, publishes a bi-monthly periodical promoting Christian events that is circulated in 13 regions east of the Mississippi to over 250,000 readers. iEXALT intends to expand the circulation of Christian Happenings magazine to primary regions west of the Mississippi in 2000.

       In addition, Christian Happenings provides ticketing services to numerous events each year. iEXALT expects to expand the ticketing services of Christian Happenings and to use the talent and information collected from the publishing enterprise to populate the iEvents.net Web site.

       Revenue for iEvents.net will be generated primarily from advertising and promotional fees paid by event promoters and performers in addition to fees collected for ticket sales.

SALES AND MARKETING

      iEXALT has begun to deploy a multi-faceted marketing approach intended to leverage the cross-marketing potential of iEXALT's products and services. For example, Christian Happenings magazine is used to market the filtered ISP and IEP products as well as to promote iEvents.

      Recognized leaders and affinity groups (churches, para church organizations, seminaries, etc.) play a major role within the Christian community. A key marketing strategy of iEXALT will be to leverage the strong relationships that Company management has within the Christian community to build on these affinity relationships for the marketing of services to group constituents. This will allow iEXALT to use the credibility and influence of the group to introduce its members to iEXALT products. The customer acquisition cost of this marketing program is expected to be lower than traditional marketing techniques.

      Many of iEXALT's Web sites are designed to be traffic-oriented sites and can be used free of charge to Internet users. Sites such as iEvents, iEXALT.com and others are expected to derive their primary revenue from advertising and promotional fees. Advertising is a growing source of revenue on the Internet and is expected to increase exponentially in the next few years. These traffic driven Web sites will act as marketing portals to the family of iEXALT products and services.

      The third group of products will be subscription-based products that users are expected to pay for on a monthly basis. This will include the ISP filtered service, iSermons and Indexit. These products are expected to provide long-term revenue with controlled overhead costs.

COMPETITION

      The number of users of major Internet providers such as America On Line, Mindspring and Internet America have grown dramatically in recent years. In addition, electronic commerce and Internet services markets are new, rapidly evolving and intensely competitive. iEXALT, Inc. expects competition to intensify in the future. iEXALT will be competing with a variety of other companies in the service and technology areas that are currently being pursued. iEXALT.net will face competition from existing filtered Internet companies such as Rated-G, FamilyClick, Mayberry USA and Family.net and iEXALT expects other major companies to begin offering filtering options in the next year.

      In other sectors of operations, iEXALT will face significant competition in the marketplace. Several nonprofit companies have initiated Internet portals aimed at serving the Christian community such as Christianity.com. In addition, CrossWalk.com, Inc. has established itself as a public company and early leader in providing information and business services to this target market. iEXALT may also face competition from other well-financed Internet start-up companies targeting the same target market as iEXALT. There can be no guarantee that iEXALT will be able to secure significant protection for service marks or trademarks. It is possible that competitors will adopt product or service names similar to iEXALT's, possibly leading to customer confusion.

      iEXALT's electronic publishing products will face competition from other electronic publishers such as Logos, BibleSoft and Parson's Technology. It is expected that some or all of these competitors of iEXALT Electronic Publishing will create Internet-based products competitive with iEXALT's online libraries. iEXALT also expects to see traditional Christian print publishers compete with iEXALT's Internet products, including Zondervan, Thomas Nelson and Broadman Holman.

      The principal competitive factors affecting the market for iEXALT's services are the ability to attract customers at favorable customer acquisition costs, operate Web sites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain services at satisfactory prices. There can be no assurance that iEXALT can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources.

      Competitive factors fall into two broad analytical categories. First, iEXALT will experience competition from large well-financed Internet and technology companies seeking to dominate various Internet markets. Second, iEXALT will face direct competition from competitors attempting to attract similar target markets.

      The Internet is a rapidly developing communication medium that presents competitive challenges from the introduction of new technologies, new software capabilities, new marketing strategies and new business models. Because iEXALT is a direct provider of Internet access and Web hosting services, iEXALT will face competitive challenges from each new emerging technology.

PERSONNEL

      As of November 1, 1999, iEXALT had thirty persons working in various phases of the business, including independent contractors, on a full-time basis. No employees or contractors are covered by a collective bargaining agreement. Management considers relations with its employees and contractors to be satisfactory.

      iEXALT plans to rapidly and significantly expand its operations and expects that significant expansion of the operations will continue to be required in order to address potential market opportunities. This rapid growth is expected to place a significant strain on management, operational and financial resources. iEXALT's new employees will include a number of key managerial and technical employees who will need to be integrated into the management team. iEXALT will also need to expand its accounting and technical staff. iEXALT can provide no assurance that its current personnel, systems, procedures and controls will be adequate to support future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully.

      iEXALT's success will be significantly impacted by its ability to attract and maintain key personnel. In particular, iEXALT's success depends on the continued efforts of its senior management team. The loss of the services of any executive officers or other key employees could have a material adverse effect on iEXALT's business. If iEXALT is unable to manage growth effectively, its business will be materially adversely affected.

      iEXALT's business is labor intensive. There is significant competition for employees with the skills required to perform the services that iEXALT offers. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. iEXALT can provide no assurance that it will be successful in attracting a sufficient number of highly-skilled employees in the future, or that it will be successful in retaining, training and motivating employees, and any inability to do so could impair the ability to adequately manage and complete existing projects and to bid for or obtain new projects. If iEXALT's employees are unable to achieve expected performance levels, its business could be adversely affected.

INTELLECTUAL PROPERTY

      iEXALT's success is dependent, in part, upon its proprietary methodology and other intellectual property rights. iEXALT relies upon a combination of trade secrets, non-disclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. iEXALT acquired proprietary rights to URL's such as iEXALT.com, iEXALT.net, netFilter.com, iEvents.net, etc. and will seek to protect its brand in the marketplace. In addition, iEXALT owns the copyright to netFilter software acquired from netFilter Technologies. iEXALT has entered into confidentiality agreements with its employees and contractors, and generally requires that consultants and clients enter into such agreements, and limit access to and distribution of proprietary information. Despite these efforts to protect such proprietary rights, unauthorized parties may attempt to copy aspects of iEXALT's services or to obtain and use information that is proprietary. Policing unauthorized use of iEXALT's proprietary information is difficult, and litigation may be necessary to enforce or protect such intellectual property rights or to defend against claims of infringement or invalidity. iEXALT can provide no assurance that the steps in this regard will be adequate to deter misappropriation of proprietary information or that iEXALT will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of the Company's proprietary information is difficult.

REGULATION

      iEXALT is not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for iEXALT's services and increase the cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to iEXALT's business, or the application of existing laws to the Internet could have a material adverse affect on iEXALT's business.

ITEM 2.    DESCRIPTION OF PROPERTIES

    iEXALT owns no real property and currently rents approximately 12,000 square feet of office space on a month-to-month basis for approximately $3,000 per month. iEXALT uses this facility for executive, marketing, administrative, finance and management personnel.

ITEM 3.    LEGAL PROCEEDINGS

      There are currently no legal proceedings pending to which iEXALT is a party or to which any of its properties is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 30, 1999, iEXALT's shareholders voted at a special meeting called pursuant to iEXALT's proxy statement: (a) adopted and approved Amended and Restated Articles of Incorporation which authorized changing the name of Sunbelt Exploration, Inc. to iEXALT, Inc. and authorized 20,000,000 shares of preferred stock, par value $.001; (b) elected Messrs. Jack I. Tompkins, Hunter
M. A. Carr, Donald Sapaugh, Jonathan C. Gilchrist and Morris Chapman as directors of iEXALT; (c) approved iEXALT's 1999 Directors' Stock Option Plan and Employees' 1999 Stock Option Plan; and (d) approved a plan of recapitalization effecting a reverse split of iEXALT's stock on a one-for-ten basis. After the merger of Sunbelt with iEXALT-Texas, Mr. Joe Hunter Reynolds was elected to the Board by unanimous consent.

      The shareholders approved the August 10, 1999 Exchange Agreement between Sunbelt and iEXALT-Texas by a vote of 22,446,443 in favor and 1,400 against. The recapitalization was approved by a vote of 22,445,193 in favor and 2,650 shares against. The restated Articles of Incorporation were approved by a vote of 22,446,223 in favor and 1,620 against. The election of Messrs. Tompkins, Carr, Sapaugh, Gilchrist and Chapman was approved by a vote of 22,447,643 in favor and 200 shares against and the proposal to approve the Directors' Stock Option Plan and Employee's 1999 Stock Option Plan was approved by 22,434,073 in favor and 13,770 shares opposed.

      Messrs. Tompkins, Carr, Sapaugh, Gilchrist, Chapman and Reynolds comprise all the directors of iEXALT.

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
           HOLDER MATTERS

      Prior to September 1, 1999, there was no trading market for our common stock; however, iEXALT's shares were eligible for quotation on the OTC Electronic Bulletin Board under the symbol "SUNX." On September 13, 1999, iEXALT changed the symbol of its common stock to "IXLT" and began trading on the OTC Electronic Bulletin Board on September 13, 1999. The market for the common stock on the OTC Electronic Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the common stock since inception as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                                  HIGH  LOW
                                                                  ----  ---
            FISCAL 1999
            -----------
First Quarter                                                     n/a   n/a
Second Quarter                                                    n/a   n/a
Third Quarter                                                     n/a   n/a
Fourth Quarter                                                    $8.75 $1.00

      On November 23, 1999, the last bid price of iEXALT's common stock as reported by the OTC Electronic Bulletin Board was $4.12. iEXALT believes that as of September 1, 1999, there were approximately 3,277 record owners of iEXALT's common stock.

      It is iEXALT's current policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. iEXALT does not anticipate paying any cash dividends in the foreseeable future.

      RECENT SALES OF UNREGISTERED SECURITIES

      On September 1, 1999 Sunbelt Exploration, Inc. acquired 100% of the stock of iEXALT, Inc. a Texas corporation, for 18,393,666 shares of Sunbelt common stock. At the conclusion of the transaction 20,874,166 shares of stock were issued and outstanding. iExalt believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

      Subsequent to the merger of Sunbelt and iEXALT-Texas, on October 1, 1999 iEXALT issued 850,000 shares of common stock for the acquisition of WordCross Enterprises, Inc. d/b/a Christian Happenings. In addition, iEXALT issued 60,000 shares of unregistered common stock for the acquisition of certain proprietary assets of netFilter Technology on October 1, 1999. iEXALT believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

      SECURITIES ISSUED FOR CASH

      Pursuant to a private placement memorandum, iEXALT has issued 128,000 shares of unregistered common stock for cash investment of $230,400 from ten investors. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

      RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements of Sunbelt Exploration, Inc., which are included elsewhere in this Form 10-K. The following discussion contains certain forward-looking statements regarding iEXALT's expectations for its business and its capital resources. For a discussion of certain limitations inherent in such statements, see "Forward-looking Statements."

GENERAL

      Sunbelt originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the corporation was changed to Sunbelt Exploration, Inc. on December 21, 1979. Sunbelt was primarily engaged in the exploration, development and production of oil and gas reserves. From the date of its organization until approximately 1989, Sunbelt was involved in the acquisition of producing oil and gas properties and the operation of a gas liquification plant. These activities were primarily financed through a public offering completed in 1980 that raised $1,800,000.

        In February 1990, the U.S. Bankruptcy Court approved an Amended Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Plan") for Sunbelt. A Final Decree of the court affirmed the Plan on May 11, 1993. Under the Plan, all assets and liabilities of Sunbelt were liquidated and assigned to unrelated third parties. Additionally, the Plan and the court allowed Sunbelt to maintain its interest in a "take or pay" lawsuit against one of Sunbelt's pre-bankruptcy customers. Sunbelt was successful in the lawsuit and received final proceeds of approximately $53,000 in December 1995.

      From 1989 through August 31, 1999, Sunbelt had no operations.

      On September 1, 1999 Sunbelt acquired 100% of the stock of iEXALT, Inc. ("iEXALT-Texas"), a Texas corporation, for 18,393,666 shares of Sunbelt common stock. In connection with the reorganization, Sunbelt shareholders adopted and approved the Amended and Restated Articles of Incorporation, which authorized changing the name of Sunbelt Exploration, Inc. to iEXALT, Inc.

      iEXALT is currently developing Internet resources to support a safe and efficient environment for families, businesses and Christian organizations. iEXALT's mission is to use the influence of the Internet as a positive force in the lives of families, businesses and Christian organizations by providing filtered Internet access, developing a Christian-based Internet portal and by creating content-based Web sites that will provide information and resources for its target markets.

SUNBELT EXPLORATION, INC.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 31, 1999, Sunbelt had $657 in current assets and $13,520 in current liabilities. As a result of the merger with iEXALT-Texas on September 1, 1999, iEXALT had current assets of $490,291 and current liabilities of $235,175 as of that date.

       To fund the development of its Internet products and services, iEXALT offered through a Private Placement up to two million shares of common stock at a price of $1.80 per share. Pursuant to this Private Placement memorandum, iEXALT has issued 128,000 shares of unregistered common stock for cash investment of $230,400 from ten investors as of November 1, 1999.

       iEXALT's post-merger working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. iEXALT's on-going business will require substantial working capital. It is expected that iEXALT will need to raise additional capital in order to succeed and to continue in business. Since inception, iEXALT has experienced negative cash flow from operations and will continue to experience negative cash flow for some time into the future. As of October 31, 1999, iEXALT's monthly cash expenditures exceed its cash receipts by approximately $120,000.

       iEXALT has not entered into any arrangements with any financial institutions or third parties to provide additional financing and, accordingly, iEXALT's only other liquidity will be proceeds from the Private Placement. If iEXALT is unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, iEXALT may be required to reduce significantly the scope of its presently anticipated activities. Management believes it will be able to eventually generate sufficient cash flows to meet it obligations on a timely basis, to obtain additional debt and /or equity financing, and ultimately to attain profitability.

      The Company will be required to obtain additional financing or capital to attain profitable operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of November 23, 1999 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is proved by operating activities, and until such time, the Company will rely upon external sources for liquidity.

      The Company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. However, there is no assurance that anticipated offerings will be undertaken, and if undertaken, will be successful or the proceeds derived from such offerings will, in fact, be sufficient to fund operations and meet the needs of the Company's business plans. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position.

RESULTS OF OPERATIONS

       Sunbelt incurred expenses during the fiscal year ended August 31, 1999 of $24,068 in accounting, legal and other corporate expenses in connection with Sunbelt's efforts to file necessary periodic reports and in reviewing a number of possible business opportunities during the fiscal year.

PLAN OF OPERATIONS

      After the close of Sunbelt's fiscal year-end on August 31, 1999, iEXALT entered into a number of transactions that has significantly expanded its operations.

      On September 1, 1999, Sunbelt acquired all of the issued and outstanding stock of iEXALT-Texas. In connection with this merger, Sunbelt changed its name to iEXALT, Inc. The acquisition was effected through the issuance of 18,393,666 shares of Sunbelt common stock to the shareholders of iEXALT-Texas in exchange for all of the outstanding shares of iEXALT-Texas common stock. The acquisition was accounted for as a reverse acquisition of Sunbelt effective September 1, 1999. iEXALT's Form 8-K filed October 15, 1999 and Form 8-K/A filed November 15, 1999 relating to this transaction are herein incorporated by reference.

      iEXALT-Texas owns NetXPress, a Houston, Texas based Internet Service Provider, ("ISP"), and operates the ISP as WWW.iEXALT.NET. In addition, iEXALT-Texas acquired the assets and customers of a second Houston ISP formerly operated by Interactive Communication Concepts. These two ISPs form the infrastructure for iEXALT to offer Internet service to its customers. iEXALT-Texas has established a strategic relationship with two wholesale access providers that allows it to sell its filtered ISP services nationally.

      iEXALT-Texas' Electronic Publishing division manufactures and markets books and reference materials of interest to the Christian community using a CD ROM format. iEXALT expects to migrate these resources to the Internet as a first stage in the development of its Web-based research products.

       On October 1, 1999 iEXALT acquired 100% of the stock of WordCross Enterprises, Inc. d/b/a Christian Happenings, of Columbus, Ohio for 850,000 shares of restricted common stock of iEXALT. Christian Happenings magazine is an events publication that circulates over 250,000 copies in thirteen regions east of the Mississippi every two months. The transaction was accounted for as a purchase and the amount of goodwill recorded was $288,000. iEXALT intends to expand the circulation of Christian Happenings magazine to primary regions west of the Mississippi in 2000.

      As a platform for its filtering technology, iEXALT acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of authorized but unissued common stock. This acquisition gives iEXALT proprietary control over its own filtering technology and over the development of future markets for this technology including managed access services for the business community. iEXALT intends to market this product to businesses in 2000.

      The Company's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. the Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable.

      The Company will be required to obtain additional financing or capital to attain profitable operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of November 23, 1999 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is proved by operating activities, and until such time, the Company will rely upon external sources for liquidity.

      The Company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. However, there is no assurance that anticipated offerings will be undertaken, and if undertaken, will be successful or the proceeds derived from such offerings will, in fact, be sufficient to fund operations and meet the needs of the Company's business plans. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position.

Y2K COMPLIANCE ISSUES

      iEXALT's office computers have been purchased in 1999 and have been tested for year 2000 compliance. the Company is currently reconfiguring and testing equipment and software employed in the operation of iEXALT's ISP to ensure that all software and hardware will continue to function properly using four digit year codes. However, although the Company believes that its systems are Year 2000 compliant, it relies on computers, lines and services supplied by third parties, which may not be Year 2000 compliant. Failure of such third-party equipment or software could result in the Company incurring unanticipated loss of service and/or expense in its ISP operations. A loss of revenue could have a material adverse effect on the Company's business, results of operations and financial condition.

PRO FORMA INFORMATION

      The unaudited pro forma results of operations of iEXALT for the eight months ended August 31, 1999 and for the twelve months ended December 31, 1998 and 1997 (assuming iEXALT-Texas and its acquisitions, and WordCross Enterprises, Inc. d/b/a Christian Happenings had been acquired on January 1, 1997) are shown in the footnotes to the financial statements.

ITEM 7.    FINANCIAL STATEMENTS

ACCOUNTING AND FINANCIAL DISCLOSURE

      iEXALT's  financial  statements are included  herein  commencing on page
F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                   AGE               POSITION
      ----                   ---               --------
Morris H. Chapman             58          Director
Jack I. Tompkins              53          Chairman, Chief Executive Officer
Hunter M. A. Carr             51          Vice Chairman
Donald W. Sapaugh             40          Director, President
Jonathan C. Gilchrist         48          Director, Executive Vice President
Joe Hunter Reynolds           77          Director
Kirwin L. Drouet              50          Executive Vice President, Acting
                                          Chief Operating Officer
L. Stanley Coffee             55          Vice President Marketing and Sales

      Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors. There is no family relationship between or among any executive officers and directors.

JACK I. TOMPKINS, CHAIRMAN, CHIEF EXECUTIVE OFFICER

      Jack I. Tompkins has served as Chairman and Chief Executive Officer since August 30, 1999. He served as Executive Vice President and Chief Financial Officer of Crescent Real Estate Equities Company until September 30, 1999. From 1996 to the present he served as the managing director of Raintree Capital, a merchant banking company and Chairman of ARTA Equity Advisors, L.L.C., which was formed to engage primarily in the business of promoting consolidation and public offering transaction for groups of companies in large, highly fragmented industries. From 1988 to 1996 Mr. Tompkins was Senior Vice President and Chief Financial Officer of Enron Corporation.

      Mr. Tompkins began his career with Arthur Young & Company, serving three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981. While at Arthur Andersen, he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. Mr. Tompkins is a CPA and received his MBA from Baylor University in 1969.

HUNTER M. A. CARR, VICE CHAIRMAN

      Hunter M. A. Carr has served as Vice-Chairman of the board since August 30, 1999. He founded the Internet Law Library, Inc., which he has served as Chairman and CEO since July 1, 1999. Prior to that he served for over five years as the owner and Chief Executive officer of IT/IS, Inc., an automated litigation support company.

DONALD W. SAPAUGH, DIRECTOR, PRESIDENT

      Donald W. Sapaugh has served as Director and President since August 30, 1999. Mr. Sapaugh has served as the President and Chief Executive Officer of PremierCare, L.L.C. from 1996 to the present. PremierCare provides health care services to senior citizens. Mr. Sapaugh served as the President and Chief Executive Officer of Rapha Treatment Centers ("Rapha") for ten years until the company was sold in 1996. During this period, Mr. Sapaugh created numerous organizations that provided ministry and services to tens of thousands of churches, non-profit ministries, Christian artists, denominations and key individuals. After leaving Rapha, Mr. Sapaugh co-founded OnePlace, LLC, a Christian Internet company that is now owned by Salem Communications. In addition to his other duties, Mr. Sapaugh also serves as the President of the International Christian Internet Association. Mr. Sapaugh serves on many Christian ministry boards, has authored three books and is a frequent speaker.

JONATHAN C. GILCHRIST, DIRECTOR, EXECUTIVE VICE PRESIDENT, SECRETARY

      Jonathan C. Gilchrist has served as Director, Executive Vice President and Secretary August 30, 1999. Mr. Gilchrist served as Chairman and Chief Executive Officer of AmericanLawNet.com from its founding in 1997 until January 1999 when he accepted a position with iEXALT. Prior to forming AmericanLawNet.com, Mr. Gilchrist practiced law with the law firm of Orgain, Bell & Tucker, L.L.P, from 1993 until 1998. He began his law career with Exxon Company USA in Houston, Texas after graduating from the University of Alabama School of Law in 1990. Prior to attending law school, Mr. Gilchrist was a pastor in Tuscaloosa, Alabama. Mr. Gilchrist spent over twelve years as a seminar speaker, musician and Christian writer.

MORRIS H. CHAPMAN, DIRECTOR

      Morris H. Chapman has served as a Director since August 30, 1999. Dr. Chapman became President and Chief Executive Officer of the Executive Committee of the Southern Baptist Convention, on October 1, 1992. He continues to serve in that position. He served as SBC president from 1990 to 1992 and has been president of the SBC Pastors' Conference (1986). He was a pastor for 25 years.

      Dr. Chapman is the Chairman of the non-profit International Christian Internet Association, Houston, Texas; a member of the Advisory Board of Directors, First American National Bank, Nashville, Tennessee; a member of the National Church Advisory Council, American Bible Society, New York, New York; and on the Executive Committee, Baptist World Alliance, McLean, Virginia.

      Dr. Chapman is a graduate of Mississippi College, Clinton, Mississippi. He has earned the Master of Divinity and Doctor of Ministry degrees and has also been awarded two honorary doctorate degrees. He is an author and has traveled and spoken extensively in the United States and overseas.

JOE HUNTER REYNOLDS, DIRECTOR

      Joe Hunter Reynolds, age 77, was elected a director of the registrant effective September 1, 1999 by unanimous consent of the board of directors. Following a distinguished legal career, Mr. Reynolds retired and has been Of Counsel to Schwartz, Junell, Campbell & Oathout, L.L.P. since January 1997.


MR. KIRWIN L. DROUET, EXECUTIVE VICE PRESIDENT, ACTING CHIEF OPERATING OFFICER AND ASSISTANT SECRETARY

      Kirwin L. Drouet became a full-time consultant to iEXALT in June 1999 under an agreement with ARTA Equity Advisors, L.L.C. Mr. Drouet served as Chief Financial Officer for Stellar Event & Presentation Resources, Inc. from 1998 to 1999. Prior to that he served as the Chief Operating Officer of The Abbey Group, an events production and rental equipment company. He also served as Vice President of Administration and Chief Financial Officer for Maxxam Property Co. Mr. Drouet was the Vice President - Finance of SHRP Capital Corporation until November 1994. Subsequent to his departure, on April 17, 1995, SHRP Capital and two affiliates filed voluntary petitions to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. The case was closed on December 19, 1996.

      Mr. Drouet began his career with Arthur Andersen & Co. where he practiced for nine years. He has been involved in numerous development stage companies including Tollway Partners, Inc. and Rice Exploration Co. He has B.A., B.S. and a Masters degree from Rice University and is a Texas certified public accountant.

MR. L. STANLEY COFFEE

      L. Stanley Coffee hired by iEXALT in July 1999 to serve as Vice President of Marketing and Sales. Mr. Coffee has thirty years of sales and marketing experience and most recently served as a sales consultant for TAM until joining iEXALT in 1999. He served as Vice President of Energy Management Systems for Altra Energy from 1995 to 1997. Mr. Coffee has B.A. and M.B.A. degrees from Texas Tech University. His career has included considerable experience in technical sales including sales positions with IBM and Honeywell.

SECTION 16(A) COMPLIANCE

      Section 16(a) of the Securities and Exchange Act of 1934 requires iEXALT's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of iEXALT, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to iEXALT pursuant to Section 16(a). Based solely on the reports received by iEXALT and on written representations from reporting persons, iEXALT believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended August 31, 1999.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid by Sunbelt to the executive officer and no other executive officers received total annual salary and bonus exceeded $100,000 during 1999. Mr. Roger Lund served as the sole executive officer of Sunbelt Exploration, Inc. during the fiscal year.

                                                    ANNUAL COMPENSATION
                                        -------------------------------------------
                                                                                     AWARDS                   PAYOUTS
                                                                         ------------------------------       -------
                                                             OTHER       RESTRICTED        SECURITIES                      ALL OTHER
NAME AND                                                     ANNUAL        STOCK           UNDERLYING          LTIP         COMPEN-
PRINCIPAL                               SALARY     BONUS    COMPEN-       AWARDS(S)       OPTIONS/SARS        PAYOUTS       SATION
POSITION                      YEAR        ($)       ($)    SATION ($)        ($)               (#)              ($)           ($)
------------------------      ----      -------    -----   ----------    ----------       -------------       -------      ---------
Roger Lund                    1999      $0 cash       $0           $0            $0                 N/A            $0             $0
  President, Secretary &
  Director

      NOTE: Since iEXALT-Texas was not acquired by Sunbelt Exploration, Inc. (now iEXALT-Nevada) until after the close of the 1999 fiscal year, there was no executive compensation paid to iEXALT directors and officers listed above by Sunbelt. The only executive officer receiving compensation from iEXALT during the fiscal year was Jonathan Gilchrist who received $16,500 from iEXALT-Texas during the reporting period for services to iEXALT-Texas.

MATERIAL EMPLOYMENT AGREEMENTS

L. STANLEY COFFEE Mr. Coffee was retained as Vice President Marketing and Sales at a salary of $8,000 per month with bonus and incentive compensation available in the future based upon performance of the sales department. In addition, he received an option to purchase 100,000 shares of iEXALT-Texas common stock at a price of $1.80 each year for three years if he meets certain performance levels at the end of each year.

EDWARD NOVAK Mr. Novak was the President of WordCross Enterprises, Inc., d/b/a Christian Happenings, Inc. prior to the October 1, 1999 acquisition of that enterprise. In connection with the acquisition of WordCross Enterprises, Inc. by iEXALT-Nevada, Mr. Novak agreed to a five-year employment contract with a salary of $120,000 per year for his services.

STOCK OPTIONS

Mr. L. Stanley Coffee was granted an option to purchase 100,000 shares of common stock for $1.80 at the end of each of the first three years of his employment by iEXALT based upon the achievement of certain sales and marketing goals.

Mr. Novak and Mrs. Novak were granted options to purchase 50,000 shares of common stock for $1.80 at the end of each of the first five years of their employment by iEXALT upon the successful completion of their employment requirements.

On September 1, 1999 iExalt entered in to an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI"), in partial consideration for the consulting services to be offered by CSI. CSI it was granted the right to purchase 600,000 shares of iExalt stock at $1.00 per share within six months of the execution date of the agreement. In addition, CSI was granted 250,000 warrants to purchase unregistered common stock at $3.00 per share; 250,000 warrants to purchase unregistered common stock at $4.00 per share; 250,000 warrants to purchase unregistered common stock at $5.00 per share; and 250,000 warrants to purchase unregistered common stock at $7.00 per share.

On August 30, 1999, the shareholders approved an Employees Stock Option Plan setting aside 1,000,000 shares of authorized but unissued stock to be distributed by the compensation committee pursuant to the Plan. As August 31, 1998 no options had been issued pursuant the Plan.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    NAME AND ADDRESS(1)      SHARES OF COMMON STOCK      PERCENT OF VOTING POWER
    -------------------      ----------------------      -----------------------
Jack I. Tompkins                    4,187,500                   19%
Hunter M.A. Carr                    4,655,000                   22%
Morris H. Chapman                   2,700,000                   12%
Donald W. Sapaugh                   2,200,000                   10%
Jonathan C. Gilchrist               2,050,000                    9%
All officers and directors
as a Group                         16,620,000                   76%

------------
(1) The address for Messrs. Tompkins, Carr, Chapman, Sapaugh and Gilchrist is 4301 Windfern, Houston, Texas 77041.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 31, 1999 iEXALT-Texas acquired the assets and customers of a Houston, Texas ISP owned by AgroSource, Inc. and Hunter Community Interests, Ltd. for 3,000,000 shares of common stock in iEXALT-Texas from certain shareholders of iEXALT. As part of this acquisition, iEXALT-Texas assumed a non-interest bearing note for $350,000 payable to a shareholder of iEXALT at such time that iEXALT's net assets are equal to or exceed $5,000,000.

      On June 29, 1999 a shareholder of iEXALT purchased 2,250,000 shares of iEXALT-Texas' common stock for cash of $500,000 and agreement to furnish certain services to the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter.

      (b) Exhibit Listing

      EXHIBIT NUMBER                DESCRIPTION
      --------------              ----------------------------------------------
             2.1 (1)              Reorganization Agreement
             3.1 (2)              Amended and Restated Articles of Incorporation
            10.1 (2)              1999 Employee Stock Option Plan
                                  1999 Director's Stock Option Plan
            10.2 (3)              Employment Agreement - Stan Coffee
            10.3 (3)              Employment Agreement - Ed Novak
            10.4 (3)              Consulting and Strategy International
            27.  (3)              Financial Data Schedule

---------------
(1) Incorporated by reference to iEXALT's Current Report on Form 8-K filed with the Commission on September 14, 1999.
(2) Incorporated by reference to iEXALT's Current Report on Form 8-K filed with the Commission on September 14, 1999.
(3)      Filed by attachment.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              iEXALT, INC.

                              By:     /S/ DONALD W. SAPAUGH
                                      Donald W. Sapaugh, President
                                      November 24, 1999


                              By:     /S/ JACK I. TOMPKINS
                                      Jack I. Tompkins, Chairman/CEO
                                      November 24, 1999

                              By:     /S/ KIRWIN DROUET
                                      Kirwin Drouet, Chief Accounting Officer,
                                      Acting COO
                                      November 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                     CAPACITY                       DATE
       ---------                     --------                       ----

/S/ JACK I. TOMPKINS          Chairman of the Board            November 24, 1999
Jack I. Tompkins

/S/ DONALD W. SAPAUGH         Director                         November 24, 1999
Donald W. Sapaugh


/S/ JONATHAN C. GILCHRIST     Director, Secretary              November 24, 1999
Jonathan C. Gilchrist


/S/ MORRIS H. CHAPMAN         Director                         November 24, 1999
Morris H. Chapman


______________________        Vice Chairman                    November __, 1999
Hunter M. A. Carr

/S/ JOE HUNTER REYNOLDS       Director                         November 24, 1999
Joe Hunter Reynolds

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE F-
                                                                       ---------
    Independent Auditors' Report .......................................   1
    Balance Sheet ......................................................   2
    Statements of Operations ...........................................   3
    Statements of Stockholders' Equity (Deficit) .......................   4
    Statements of Cash Flows ...........................................   5
    Notes to the Financial Statements ..................................   6




                          ____________________________




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Sunbelt Exploration, Inc.
(A Development Stage Company)
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Sunbelt Exploration, Inc. (a development stage company) as of August 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Sunbelt Exploration, Inc. (a development stage company) as of August 31, 1999 and the results of its operations and its cash flows for the years ended August 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         JONES, JENSEN & COMPANY
                                         Jones, Jensen & Company

Salt Lake City, Utah
October 12, 1999

                           SUNBELT EXPLORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                           AUGUST 31,
                                              1999
                                           ----------
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents..........    $     657
                                           ----------
          Total Current Assets..........          657
                                           ----------
          TOTAL ASSETS..................    $     657
                                           ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable...................    $   7,520
     Account payable -- related party
      (Note 3)..........................        6,000
                                           ----------
          Total Current Liabilities.....       13,520
                                           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares
      authorized of $0.001 par value,
      2,480,500 shares issued and
      outstanding.......................        2,481
     Additional paid-in capital.........       65,569
     Deficit accumulated during the
      development stage.................      (80,913)
                                           ----------
          Total Stockholders' Equity
           (Deficit)....................      (12,863)
                                           ----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY
           (DEFICIT)....................    $     657
                                           ==========

   The accompanying notes are an integral part of these financial statements.

                           SUNBELT EXPLORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                         FROM
                                                FOR THE              INCEPTION ON
                                              YEARS ENDED           APRIL 23, 1979
                                               AUGUST 31,               THROUGH
                                       --------------------------     AUGUST 31,
                                           1999          1998            1999
                                       ------------  ------------   ---------------
                                                                      (UNAUDITED)
SALES................................  $    --       $    --           $ --
COST OF SALES........................       --            --             --
                                       ------------  ------------   ---------------
GROSS MARGIN.........................       --            --             --
                                       ------------  ------------   ---------------
OPERATING EXPENSES
     General and administrative......        24,068         8,795         80,913
                                       ------------  ------------   ---------------
          Total Operating Expenses...        24,068         8,795         80,913
                                       ------------  ------------   ---------------
          Loss from Operations.......       (24,068)       (8,795)       (80,913)
                                       ------------  ------------   ---------------
OTHER INCOME (EXPENSE)...............       --            --             --
                                       ------------  ------------   ---------------
NET LOSS.............................  $    (24,068) $     (8,795)     $ (80,913)
                                       ============  ============   ===============
BASIC LOSS PER SHARE.................  $      (0.01) $      (0.00)
                                       ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING........................     2,480,500     1,512,827
                                       ============  ============

   The accompanying notes are an integral part of these financial statements.

                           SUNBELT EXPLORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                           COMMON STOCK         ADDITIONAL         STOCK         DURING THE
                                       ---------------------      PAID-IN      SUBSCRIPTION     DEVELOPMENT
                                         SHARES      AMOUNT       CAPITAL       RECEIVABLE         STAGE
                                       -----------   -------    -----------    -------------    ------------
Balance at inception, April 23,
  1979...............................      --        $ --         $--            $ --             $ --
Common stock issued for cash at $0.10
  per share..........................      480,500      481        47,569          --               --
Net loss from inception on April 23,
  1979 through August 31, 1995.......      --          --          --              --              (48,050)
                                       -----------   -------    -----------    -------------    ------------
Balance, August 31, 1995.............      480,500      481        47,569          --              (48,050)
Net loss for the year ended August
  31, 1996...........................      --          --          --              --               --
                                       -----------   -------    -----------    -------------    ------------
Balance, August 31, 1996.............      480,500      481        47,569          --              (48,050)
Net loss for the year ended August
  31, 1997...........................      --          --          --              --               --
                                       -----------   -------    -----------    -------------    ------------
Balance, August 31, 1997.............      480,500      481        47,569          --              (48,050)
Common stock issued for services at
  $0.01 per share....................      200,000      200         1,800          --               --
Common stock issued for cash at $0.01
  per share..........................      800,000      800         7,200          --               --
Common stock issued for subscription
  receivable at $0.01 per share......    1,000,000    1,000         9,000          (10,000)         --
Net loss for the year ended August
  31, 1998...........................      --          --          --              --               (8,795)
                                       -----------   -------    -----------    -------------    ------------
Balance, August 31, 1998.............    2,480,500    2,481        65,569          (10,000)        (56,845)
Receipt of subscription receivable...      --          --          --               10,000          --
Net loss for the year ended August
  31, 1999...........................      --          --          --              --              (24,068)
                                       -----------   -------    -----------    -------------    ------------
Balance, August 31, 1999.............    2,480,500   $2,481       $65,569        $ --             $(80,913)
                                       ===========   =======    ===========    =============    ============

   The accompanying notes are an integral part of these financial statements.

                           SUNBELT EXPLORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       FROM
                                                 FOR THE           INCEPTION ON
                                               YEARS ENDED        APRIL 23, 1979
                                               AUGUST 31,            THROUGH
                                          ---------------------     AUGUST 31,
                                             1999       1998           1999
                                          ----------  ---------   --------------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss...........................  $  (24,068) $  (8,795)     $(80,913)
     Adjustments to reconcile net loss
       to net cash used by operating
       activities:
          Common stock issued for
             services...................      --          2,000         2,000
     Changes in assets and liabilities:
          Increase in accounts
             payable....................       4,879      2,641         7,520
          Increase in accounts
             payable -- related party...       6,000     --             6,000
                                          ----------  ---------   --------------
               Net Cash Used by
                  Operating
                  Activities............     (13,189)    (4,154)      (65,393)
                                          ----------  ---------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES....      --         --              --
                                          ----------  ---------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash.......      --          8,000        56,050
     Cash received from stock
       subscription receivable..........      10,000     --            10,000
                                          ----------  ---------   --------------
          Net Cash Provided by Financing
             Activities.................      10,000      8,000        66,050
                                          ----------  ---------   --------------
NET INCREASE (DECREASE) IN CASH.........      (3,189)     3,846           657
CASH AT BEGINNING OF PERIOD.............       3,846     --           --
                                          ----------  ---------   --------------
CASH AT END OF PERIOD...................  $      657  $   3,846      $    657
                                          ==========  =========   ==============
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
     Interest...........................  $   --      $  --       $        --
     Income taxes.......................  $   --      $  --       $        --
NON-CASH FINANCING ACTIVITIES:
     Common stock issued for services...  $   --      $   2,000   $     2,000

   The accompanying notes are an integral part of these financial statements.

                                                       SUNBELT EXPLORATION, INC.
                                                   (A DEVELOPMENT STATE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                        AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           ORGANIZATION - Sunbelt Exploration, Inc. (Company) was incorporated on April 23,1979 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of oil and gas reserves.

           The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

           ACCOUNTING METHOD - The Company's financial statements are prepared using the accrual method of accounting. the Company has elected an August 31 year-end.

           CASH AND CASH EQUIVALENTS - Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

           BASIC LOSS PER SHARE - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of financial statements.

           PROVISION FOR TAXES - At August 31, 1999, the Company had net operating loss carry forwards of approximately $80,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

           ADDITIONAL ACCOUNTING POLICIES - Additional accounting policies will be established once planned principal operations commence.

           ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2     GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an acquisition or merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3     RELATED PARTY TRANSACTIONS

           On July 20, 1999, the Company borrowed $6,000 from a related party. The note has no specific terms, bears no interest, and is payable at the convenience of the Company. Because the note has no specific terms, the entire balance is classified as a current liability. Subsequent to the audit date the entire balance of this note was paid in full.

           In December 1995, the Company paid an entity controlled by a Company shareholder approximately $35,927 for reimbursement of legal fees paid on the Company's behalf and management fees related to the monitoring, management and settlement of the Company's bankruptcy action.

NOTE 4     REVERSE STOCK SPLIT

           In 1998, the Company reverse split shares of its common stock on a 1-for-10 basis. All references to shares outstanding and loss per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

           In 1999, the Company again elected to reverse split shares on a 1-for-10 basis. All references to shares outstanding and loss per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

NOTE 5    SUBSEQUENT EVENTS

           On September 1, 1999, Sunbelt Exploration, Inc. ("Sunbelt"), a Nevada corporation, acquired all of the issued and outstanding stock of iEXALT-Texas. In connection with this merger, Sunbelt changed its name to iEXALT, Inc. ("iEXALT-Nevada"). The acquisition was effected through the issuance of 18,393,666 shares of Sunbelt common stock to the shareholders of iEXALT-Texas in exchange for all of the outstanding shares of iEXALT-Texas common stock. Upon the closing of the transaction, there were 20,874,166 shares of common stock issued and outstanding. Subsequent to the stock record date 30,000 additional shares were issued as of August 31, 1999 pursuant to iEXALT-Texas' Private Placement Memorandum. The acquisition will be accounted for as a recapitalization of the Company.

           On October 1, 1999, iEXALT-Nevada acquired in an arms-length transaction, all of the issued and outstanding stock of WordCross Enterprises, Inc. d/b/a Christian Happenings ("WordCross"), an Ohio corporation in the business of publishing an events magazine that circulates over 250,000 copies in thirteen regions of the country every two months. As consideration for the acquisition, iEXALT-Nevada issued an aggregate 850,000 shares of authorized but unissued common stock to the two shareholders of WordCross. In addition, the shareholders of WordCross were granted stock options to purchase an aggregate 250,000 shares of iEXALT-Nevada common stock at an exercise price of $1.80 per share. The stock options vest in the amount of 50,000 shares per year on the anniversary date of the agreement and are subject to the shareholders remaining in the employ of iEXALT-Nevada. The term of the stock options are three years from the date of vesting. Both of the shareholders have entered into five-year employment agreements with the Company. The transaction was accounted for as a purchase and the amount of goodwill recorded was $288,000.

           The unaudited pro forma results of operations of the Company for the eight months ended August 31, 1999 and for the twelve months ended December 31, 1998 and 1997 (assuming iEXALT-Texas and its acquisitions, and WordCross Enterprises, Inc. had been acquired on January 1, 1997) are shown below. The pro forma financial information is prepared on the calendar year basis that will become iEXALT-Nevada's fiscal year end.

                                                       SUNBELT EXPLORATION, INC.
                                                   (A DEVELOPMENT STATE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                        AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                         PRO FORMA                PRO FORMA                PRO FORMA
                                                     EIGHT MONTHS ENDED       TWELVE MONTHS ENDED     TWELVE MONTHS ENDED
                                                       AUGUST 31, 1999         DECEMBER 31, 1998       DECEMBER 31, 1997
                                                    ---------------------    ---------------------   ----------------------
                                                         (UNAUDITED)              (UNAUDITED)              (UNAUDITED)
REVENUES ......................................         $  1,640,892             $  2,582,758             $  2,204,613

NET INCOME(LOSS) ..............................         ($   322,847)            ($    29,033)            $     77,044

EARNING/(LOSS) PER SHARE ......................         ($     0.015)            ($     0.001)            $      0.004

ProForma Weighted Average
    Shares Outstanding ........................           21,754,166               20,786,493               19,754,166


                                                       PRO FORMA AS OF          PRO FORMA AS OF          PRO FORMA AS OF
                                                       AUGUST 31, 1999         DECEMBER 31, 1998        DECEMBER 31, 1997
                                                    ---------------------    ---------------------   ----------------------
                                                         (UNAUDITED)              (UNAUDITED)              (UNAUDITED)
ASSETS:
Current assets ................................         $    503,574             $    162,893             $    215,134
Property & equipment, net .....................              107,545                   22,394                   12,832
Goodwill, net .................................              468,886                  396,293                  406,721
Other assets ..................................                3,814                     --                       --
                                                        ------------             ------------             ------------
TOTAL ASSETS ..................................         $  1,083,819             $    581,580             $    634,687
                                                        ============             ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities ...........................         $    234,343             $    212,047             $    229,983
Long-term debt ................................              500,000                   24,815                   40,953
Shareholders' equity ..........................              349,476                  344,718                  363,751
                                                        ------------             ------------             ------------
TOTAL LIABILITIES & EQUITY ....................         $  1,083,819             $    581,580             $    634,687
                                                        ============             ============             ============


      The pro forma financial results for WordCross included above are unaudited for the periods presented.

      In Management's opinion, the unaudited pro forma combined results of operations may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of the future operations of the combined companies.