Form 10QSB
period 1999-11-30
IEXALT INC
filed 2000-01-14
CIK 313625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
----------------------------------------------------------------------------

   [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1999

   [  ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

------------------------------------------------------------------------------

Commission File Number: 000-09322

                                  iEXALT, INC.
         ---------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)

                      Nevada                        75-1667097
           ------------------------         -----------------------
           (State of Incorporation)         (IRS Employer ID Number)


                    4301 Windfern Drive, Houston, Texas 77041
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 600-4000
                          ----------------------------
                           (Issuer's telephone number)
  -----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         December 30, 1999: 22,487,166 Shares.

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]
                                   iEXALT, INC.
               Form 10-QSB for the Quarter ended November 30, 1999
                                Table of Contents

Part I - Financial Information                                        Page
                                                                     -------
    Item 1.  Financial Statements                                         3

    Item 2.  Management's Discussion and Analysis and Plan of Operation  14


Part II - Other Information

    Item 1.  Legal Proceedings                                           20

    Item 2.  Changes in Securities                                       20

    Item 3.   Defaults Upon Senior Securities                            20

    Item 4. Submission of Matters to a Vote of Security Holders          20

    Item 5.  Other Information                                           20

    Item 6 Exhibits and Reports on Form 8-K                              20

Signatures                                                               21

Part I - Item 1
                              FINANCIAL INFORMATION

                                  iEXALT, INC.
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents.....................................    $  73,108
    Accounts receivable, trade, net...............................      104,982
    Accounts receivables, affiliates..............................       40,192
    Inventory.....................................................       74,119
    Prepaid expenses..............................................       33,038
                                                                      ---------
    TOTAL CURRENT ASSETS..........................................      325,439
                                                                      ---------

PROPERTY AND EQUIPMENT, net.......................................      277,765
                                                                      ---------

OTHER ASSETS
    Goodwill and other intangible assets, net.....................      445,621
    Other assets..................................................      163,562
                                                                      ---------
                                                                     $1,212,387
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings.........................................    $   6,897
    Current maturities of long-term debt..........................      150,000
    Accounts payable, trade.......................................      310,499
    Accounts payables, affiliates.................................       38,303
    Royalties payable.............................................       61,756
    Other accrued liabilities.....................................      112,241
                                                                      ---------
    TOTAL CURRENT LIABILITIES.....................................      679,696
                                                                      ---------
LONG-TERM DEBT, net of current maturities.........................      350,000
                                                                      ---------
SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 21,987,166 shares issued and outstanding......       21,987
    Paid-in capital...............................................      755,800
    Receivable from shareholders..................................      (11,250)
    Retained deficit..............................................     (583,846)
                                                                      ---------
    TOTAL SHAREHOLDERS' EQUITY....................................      182,691
                                                                      ---------
                                                                     $1,212,387
                                                                     ==========
                                  iEXALT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
                                   (UNAUDITED)


REVENUES....................................................          $ 453,655
                                                                      ---------

COSTS AND EXPENSES
    Direct costs............................................            344,225
    Selling, general and administrative.....................            604,368
    Depreciation and amortization...........................             12,110
                                                                      ---------
TOTAL COSTS AND EXPENSES....................................            960,703
                                                                      ---------
LOSS FROM OPERATIONS........................................           (507,048)
                                                                      ---------
OTHER INCOME/(EXPENSES)
    Interest income.........................................              4,889
    Interest expense........................................               (774)
                                                                      ---------
TOTAL OTHER INCOME/(EXPENSES)...............................              4,115
                                                                      ---------
LOSS BEFORE INCOME TAXES....................................           (502,933)
INCOME TAXES................................................               --
                                                                      ---------
NET LOSS....................................................          $(502,933)
                                                                      =========
BASIC LOSS PER SHARE........................................          $   (0.02)
                                                                      =========
WEIGHTED NUMBER OF SHARES OUTSTANDING.......................         21,613,610
                                                                     ==========
                                  iEXALT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss......................................................    $(502,933)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization.............................       12,110
        Compensation expense for contributed services.............       30,000
        Changes in assets and liabilities, net
            of effects of acquisitions:
               Accounts receivable................................       12,828
               Inventory..........................................      (26,299)
               Prepaid expenses...................................       (2,894)
               Other assets.......................................      (87,868)
               Accounts payable...................................      212,412
               Royalties payable.................................       (43,702)
               Other accrued expenses.............................      (73,270)
                                                                      ---------
                    Net cash used in operating activities.........     (469,616)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net liabilities of acquisitions, net of cash
      acquired....................................................      454,312
    Purchases of property and equipment...........................     (161,129)
                                                                      ---------
           Net cash provided by investing activities..............      293,183
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock........................      265,397
    Repayment of debt.............................................      (16,513)
                                                                      ---------
            Net cash provided by financing activities.............      248,884
                                                                      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................       72,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................          657
                                                                      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................    $  73,108
                                                                      =========
                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATIONS - iExalt, Inc., ("iExalt" or "the Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had no operations.

          On September 1, 1999 the Company acquired all of the issued and outstanding stock of iExalt, Inc., a Texas corporation
          ("iExalt-Texas"). In connection with this merger, the Company changed its name to iExalt, Inc.

          The Company is currently developing Internet resources created to support a safe and efficient environment for families, businesses and Christian organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials as well as a Christian events magazine, and operates one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events and owns and markets its own business-to-business content management products.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for an entire year.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999.

          CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          INVENTORIES - Electronic publishing inventories are comprised of compact discs and related supplies. Inventory is stated at the lower of cost, determined by the average cost method, or market.

          PROPERTY AND EQUIPMENT - Property and equipment is carried at original cost or adjusted net realizable value, as applicable. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

          For financial reporting purposes depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. Estimated useful lives of assets were as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.

          FINANCIAL INSTRUMENTS - FAIR VALUE - the carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, due from stockholders and officers, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values.

          CREDIT RISK - The Company maintains its cash balances primarily with one financial institution. At November 30, 1999, the Company does not believe that it has any credit risk with respect to these balances. The Company believes that their current accounts receivables, net of valuation allowances are fully collectible and will experience no credit risk.

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired and is being amortized using the straight-line method over 40 years. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions. Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Accumulated amortization at November 30, 1999 was $5,475.

          REVENUE RECOGNITION - The Company recognizes revenue on services as they are performed and on products when they are sold net of sales returns. The Company grants refunds and returns on electronic publishing products if the software and publications sold are returned within thirty days. Revenue from ticket operations is recognized as tickets are sold. Although the Company collects ticket receipts representing the full ticket price on behalf of its clients, it only records as revenue the convenience charges and handling fees included in the ticket price.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          INCOME TAXES - The Company operates as a corporation. No tax provision has been reflected because of the net operating loss for the Company. The tax benefits related to the net operating losses are fully reserved by a valuation allowance.

          MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

          CONDITIONS AFFECTING ONGOING OPERATIONS - The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities. In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations. If the Company is unable to continue its current level of operations, the value of the Company's assets will experience a significant decline in value from the net book values reflected in the accompanying consolidated balance sheet.

          The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

NOTE B    ACQUISITIONS

          On September 1, 1999 the Company acquired all of the issued and outstanding stock of iExalt, Inc., a Texas corporation ("iExalt-Texas"). The acquisition was effected through the issuance of 18,393,666 shares of the Company common stock to the shareholders of iExalt-Texas in exchange for all of the outstanding shares of iExalt-Texas common stock. Upon the closing of the transaction, there were 20,874,166 shares of common stock issued and outstanding. The acquisition has been accounted for as a reverse takeover.

          The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE B    ACQUISITIONS (continued)

          On October 1, 1999, the Company acquired Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). In consideration for this purchase, the selling shareholders received 850,000 shares of common stock of iExalt, Inc. and 250,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 50,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $272,000.

          On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). In consideration for this purchase, the selling shareholders received 40,000 shares of common stock of iExalt, Inc. and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill will be recorded when the final allocation of purchase price is determined.

          The unaudited pro forma results of operations of the Company for the three months ended November 30, 1999 and 1998 (assuming iExalt-Texas and Wordcross had been acquired as of the beginning of the respective periods) are shown below.

                                                   PRO FORMA FOR
                                                 THREE MONTHS ENDED
                                                    NOVEMBER 30,
                                                ----------------------
                                                   1999         1998
                                                ----------   ---------
          REVENUES .....................          $550,344   $475,859
                                                ==========  ==========
          NET INCOME(LOSS) .............         ( 500,788)    45,069
                                                ==========  ==========
          EARNINGS/(LOSS) PER SHARE....          (   0.023)     0.002
                                                ==========  ==========
          Pro Forma Weighted Average
            Shares Outstanding..........        21,613,610  20,786,493
                                                ==========  ==========

          In management's opinion, the pro forma combined results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective periods or of the future operations of the combined companies.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of November 30, 1999 consisted primarily of furniture and fixtures, computers, other office equipment with an original cost of $284,400. The accumulated depreciation at November 30, 1999 was $6,635.

NOTE D    LONG-TERM DEBT

          Long-term debt at November 30, 1999 consisted of the following:

          Note payable to shareholder                       $350,000
          Note payable to shareholder                        150,000
                                                            --------
                                                             500,000
          Less: current maturities                          (150,000)
                                                            --------
                                                            $350,000
                                                            ========

          In connection with the September 1, 1999 acquisition of iExalt-Texas, the Company assumed a $350,000 non-interest bearing promissory note payable to a shareholder of the Company. The shareholder note is $350,000 secured by certain assets and is payable at such time that the Company's net assets are equal to or exceed $5,000,000. The Company also assumed a $150,000 non-interest bearing note payable to a shareholder of the Company. The $150,000 note is payable on July 1, 2000.

          In addition, in connection with the acquisition of iExalt-Texas, the Company assumed a short-term revolving line of credit with a bank for $50,000. As of November 30, 1999, no borrowings were outstanding under this line of credit.

NOTE E    SHAREHOLDERS' EQUITY

          The Company currently has a Private Placement Memorandum ("PPM") offering 1,000,000 shares of iExalt common stock to qualified purchasers at a price of $1.80 per share. The Company has reserved the right to offer an additional 1,000,000 of its common shares under the terms of the PPM. Funds resulting from the sale of the Company's common stock will be used for funding the day-to-day operations of the Company, development of new products and services, marketing, and acquisitions of other businesses in similar industries, among other things. There is no assurance that the offering will be successful, or if it is, whether there will be adequate cash resulting from this transaction to accomplish the above stated objectives. The Company has committed to pay six percent of the offering proceeds raised to registered brokers as finder's fees related to the sale of common stock subject to this offering. As of November 30, 1999 163,000 shares had been issued pursuant to this offering.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE E    SHAREHOLDERS' EQUITY (continued)

          Prior to the acquisition of iExalt-Texas, a shareholder of the Company purchased 2,250,000 shares of iExalt's common stock for cash of $500,000. In connection with this purchase, the shareholder also committed the services of an executive to assist the Company in the initial start-up and structuring of its business for up to one year at no cash cost to the Company. The Company recorded compensation expense of $30,000 for the three month period ending November 30, 1999 for such services.

NOTE F    STOCK OPTIONS AND WARRANTS

          Certain stock options and warrants have been granted as of November 30, 1999, and none of these have been exercised as of that date.

          An employee was granted an option to purchase 100,000 shares of common stock for $1.80 at the end of each of the first three years of his employment by iExalt based upon the achievement of certain sales and marketing goals.

          The former owners of Christian Happenings were granted options to purchase 50,000 shares of common stock for $1.80 at the end of each of the first five years of their employment by iExalt upon the successful completion of their employment requirements.

          On September 1, 1999 an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI") went into effect. In partial consideration for the consulting services to be offered by CSI, CSI was granted the right to purchase 600,000 shares of iExalt stock at $1.00 per share within six months of the execution date of the agreement. In addition, CSI was granted 250,000 warrants to purchase unregistered common stock at $3.00 per share; 250,000 warrants to purchase unregistered common stock at $4.00 per share; 250,000 warrants to purchase unregistered common stock at $5.00 per share; and 250,000 warrants to purchase unregistered common stock at $7.00 per share.

          On August 30, 1999, the shareholders approved an Employees Stock Option Plan ("Plan") setting aside 1,000,000 shares of authorized but unissued stock to be distributed by the compensation committee of the board of directors pursuant to the Plan. On November 12, 1999 the compensation committee elected to issue stock options to current employees and contract consultants of the Company pursuant to the Plan at a price of $1.80 per share for 561,000 shares of Company common stock. These options vest over a three year period. In addition, the compensation committee elected to issue stock options to a current director of the Company pursuant to the Company's Director Stock Option Plan at a price of $1.80 per share for 50,000 shares of Company common stock.

                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)
NOTE G    LEASES

          The Company's corporate offices are leased on a month-to-month basis from a related party. The related party lease expense during the three months ended November 30, 1999 was $9,158. The Company's other office and warehouse space are leased under long-term operating leases from third parties. Rental expense attributable to long-term leases for the three months ended November 30, 1999 was $16,115.


NOTE H    SUBSEQUENT EVENTS

          Effective December 1, 1999, the Company acquired, in an arms-length transaction, all of the issued and outstanding stock of Premiere Speakers Bureau, Inc. d/b/a Christianspeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers, was: (i) 500,000 shares of Company common stock, (ii) an aggregate $40,000, of which $10,000 was payable at closing, and $5,000 is payable monthly for a period of six months beginning January 2000, and
          (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on the anniversary date of the agreement, and is subject to the former owner of Christian Speakers remaining in the employ of the Company. The term of the stock option is three years from the date of vesting. The former owner of Christian Speakers has entered into a five-year employment agreement with the Company. The transaction will be accounted for as a purchase and goodwill will be recorded when the final allocation of purchase price is determined.

          On December 17, 1999, the Company increased its revolving line of credit with a bank from $50,000 to $150,000. As of January 4, 2000, $150,000 in borrowings was outstanding under this line of credit. The line of credit is secured by the personal guarantee of a shareholder of the Company.

          Effective December 31, 1999, the Company agreed to purchase in an arms-length transaction, all of the issued and outstanding stock of First Choice Marketing, Inc., ("First Choice"), a Texas corporation in the business of providing a variety of discount products and services to members of its American Classic Benefit Plan ("ACBP"). ACBP is marketed through a network of independent salespersons and through the Internet. The finalization of this acquisition is dependent upon all shareholders consenting in writing to the transaction and the warrant holders consenting in writing to the terms described below. The consideration that will be issued to the shareholders of First Choice, is: (i) 2,727,000 shares of Company common stock, (ii) an aggregate of up to an additional 1,000,000 shares of Company common stock subject to two key management personnel performing under their respective management contracts and certain financial benchmarks being met over
                                   iEXALT, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE H    SUBSEQUENT EVENTS (continued)

          the three year period 2000-2002 by First Choice, and (iii) cash consideration of $20,000 paid to each of two key employees with respect to non-compete agreements. In addition, the Company agreed to assume certain warrant obligations of First Choice to a third party totaling 810,000 shares of the Company common stock at a price of $1.00 per share subject to the same financial benchmarks being met over the three year period 2000-2002 by First Choice. The two key management employees of First Choice have entered into three-year employment agreements with the Company at rates of $120,000 and $84,000 per annum, respectively. In addition, these employees will receive up to 150,000 stock options each subject to the same financial benchmarks being met over the three year period 2000-2002 by First Choice. The transaction will be accounted for as a purchase and goodwill will be recorded when the final allocation of purchase price is determined.

          On January 11, 2000, the board of directors elected to issue stock options at a price of $1.80 per share in an amount equal to the number of dollars loaned to the Company by any officer or director of the Company who makes a non-interest bearing loan to the Company. As of January 13, 2000, no loans or options had been issued under this plan.

PART I - ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements of iExalt, Inc., which are included elsewhere in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding iExalt's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

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

      On February 4, 1999, the Company acquired certain intangible assets valued on the accompanying balance sheet at $750 from a shareholder of the Company in exchange for shares of iExalt, Inc. common stock.

      On May 31, 1999, the Company acquired all of the assets and assumed certain liabilities of Hunter Community Interests, LTD. and AgroSource, Inc. (dba NetXpress), a Houston, Texas based Internet Service Provider from certain shareholders of the Company. Consideration for this purchase included the issuance of 3,000,000 shares of the Company's common stock and the assumption of a non-interest bearing note payable to a shareholder for $350,000. The purchase price in excess of the net book value of assets acquired of $314,000 was recognized as a reduction in paid-in capital because the business purchased was under common control.

      On June 21, 1999, the Company acquired certain tangible and intangible assets of Interactive Communications Concepts of Texas, a Houston, Texas based ISP company, for a combination of $15,000 in cash and 72,000 shares of the Company's common stock. The purchase price in excess of the value of the assets acquired of $6,572 was recorded as goodwill.

      On July 1, 1999, the Company acquired certain tangible and intangible assets and liabilities of NavPress Software, a Texas general partnership that specializes in developing, manufacturing and marketing various types of software and electronic books for the Christian community. In consideration for this purchase, the Company executed a non-interest bearing note payable in the amount of $150,000 due in one year and issued 900,000 shares of common stock of iExalt to the sellers. The Company, as part of this transaction, is obligated to raise additional capital from investors outside the group of founders of at least $1,800,000 within 180 days from June 15, 1999. This requirement may be extended, by written consent of the seller, for up to two years after June 15, 1999. As part of the acquisition, the President of NavPress Software signed an employment agreement for one year. The purchase price in excess of the net value of assets acquired of $174,623 was recorded as goodwill.

      On October 1, 1999, the Company acquired Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). In consideration for this purchase, the selling shareholders received 850,000 shares of common stock of iExalt, Inc. and 250,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 50,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $272,000.

      The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

      On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). In consideration for this purchase, the selling shareholders received 40,000 shares of common stock of iExalt, Inc. and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill will be recorded when the final allocation of purchase price is determined.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of November 30, 1999, iExalt had $325,439 in current assets, $679,696 in current liabilities, a net loss of $502,933, a retained deficit of $583,846 and a negative cash flow from operations of $469,616.

       To fund the development of its Internet products and services, iExalt offered through a Private Placement up to two million shares of common stock at a price of $1.80 per share. Pursuant to this Private Placement memorandum, iExalt has issued 163,000 shares of unregistered common stock for cash investment of $293,400 from eleven investors as of November 30, 1999.

       iExalt's post-merger working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. iExalt's on-going business will require substantial working capital. It is expected that iExalt will need to raise additional capital in order to succeed and to continue in business. Since inception, iExalt has experienced negative cash flow from operations and will continue to experience negative cash flow for some time into the future. As of January 13, 2000, iExalt's monthly cash operating expenditures exceed its monthly cash receipts by approximately $150,000.

      In connection with the acquisition of iExalt-Texas, the Company assumed a short-term revolving line of credit with a bank for $50,000. As of November 30, 1999, no borrowings were outstanding under this line of credit. On December 17, 1999, the Company increased its revolving line of credit with a bank from $50,000 to $150,000. As of January 4, 2000, $150,000 in borrowings was outstanding under this line of credit. The line of credit is secured by the personal guarantee of a shareholder of the Company.

      iExalt has not currently entered into any arrangements with any financial institutions or third parties to provide additional financing and, accordingly, iExalt's only other liquidity from current sources will be proceeds from the Private Placement. If iExalt is unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, iExalt may be required to reduce significantly the scope of its presently anticipated activities. Management believes it will be able to eventually generate sufficient cash flows to meet it obligations on a timely basis, to obtain additional debt and /or equity financing, and ultimately to attain profitability.

      The Company will be required to obtain additional financing or capital to attain profitable operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of January 14, 2000 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity.

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

RESULTS OF OPERATIONS

      iExalt currently operates as a nationwide filtered Internet Service Provider ("ISP"), publishes Christian electronic books and reference materials as well as a Christian events magazine, and operates one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events and owns and markets its own business-to-business content management products.

      Revenues

      iExalt's ISP division had revenues for the three months ended November 30, 1999 of approximately $9,000. The Company's did not begin significant marketing of its filtered ISP product on a nationwide basis until December 1999.

      iExalt's Electronic Publishing division had revenues of approximately $318,000 for the three month period ending November 30, 1999, which represented approximately 70% of iExalt's total revenues for the period.

      iExalt's Events division, which includes Christian Happenings had revenues of approximately $127,000 for the three month period ending November 30, 1999, which represented approximately 28% of iExalt's total revenues for the period. The Christian Happenings acquisition was made effective October 1, 1999 and these revenues represent only one month of revenues for this division during the three months ended November 30, 1999. During this period, Christian Happenings magazine was distributed in thirteen regions of the country east of the Mississippi and had a circulation of approximately 250,000. The revenue for the Events division is almost entirely due to advertising and ticket sales.

      Direct Costs

      iExalt's ISP division had direct costs for the three months ended November 30, 1999 of $95,142 or approximately 27% of the total direct costs for the period. These direct costs for this division reflect the high start up costs associated with acquiring the management services required to operate the equipment and provide services for a nationwide filtered ISP product and consist principally of Internet connection costs, communications costs, and direct labor.

      iExalt's Electronic Publishing division had direct costs for the three months ended November 30, 1999 of $184,453 or approximately 53% of the total direct costs for the period. These direct costs for this division are principally cost of materials, royalties and direct labor.

      iExalt's Events division had direct costs for the three months ended November 30, 1999 of $67,547 or approximately 20% of the total direct costs for the period. These direct costs for this division were for only one month and are principally cost of materials, shipping and credit card fees.

      Selling, General, and Administrative

      iExalt's ISP division had selling, general and administrative costs for the three months ended November 30, 1999 of $32,906 or approximately 5% of the total selling, general and administrative costs for the period. These costs for this division are principally cost of administrative labor.

      iExalt's Electronic Publishing division had selling, general and administrative costs for the three months ended November 30, 1999 of $138,674 or approximately 23% of the total selling, general and administrative costs for the period. These costs for this division are principally salaries, advertising, and travel expenses.

      iExalt's Events division had selling, general and administrative costs for the three months ended November 30, 1999 of $68,204 or approximately 11% of the total selling, general and administrative costs for the period. These costs for this division were for only one month and are principally salaries, communication expenses and other outside services.

      iExalt's Corporate division had selling, general and administrative costs for the three months ended November 30, 1999 of $361,668 or approximately 60% of the total selling, general and administrative costs for the period. These costs for this division are principally salaries and contract labor, advertising, and professional fees.

PLAN OF OPERATIONS

      After the close of iExalt's fiscal year-end on August 31, 1999, iExalt entered into a number of transactions that has significantly expanded its operations.

      iExalt-Texas owns NetXPress, a Houston, Texas based Internet Service Provider, ("ISP"), and operates the ISP as iExalt.net. In addition, iExalt-Texas acquired the assets and customers of a second Houston ISP formerly operated by Interactive Communication Concepts. These two ISPs form the infrastructure for iExalt to offer Internet service to its customers. iExalt-Texas has established a strategic relationship with two wholesale access providers that allows it to sell its filtered ISP services nationally.

      iExalt-Texas' Electronic Publishing division manufactures and markets books and reference materials of interest to the Christian community using a CD ROM format. iExalt expects to migrate these resources to the Internet as a first stage in the development of its Web-based research products.

       iExalt also acquired 100% of the stock of Wordcross Enterprises, Inc. d/b/a Christian Happenings, of Columbus, Ohio. Christian Happenings magazine is an events publication that circulates almost 300,000 copies in fifteen regions of the country every two months. iExalt intends to expand the circulation of Christian Happenings magazine to primary regions west of the Mississippi in 2000.

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

      On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). Solutions Global developed a Christian portal on the Internet named Word2u.com. iExalt has converted this site to its own Christian portal named iExalt.com and will continue to maintain and expand the portal with its own content, products and services as well as link to third party content and sites.

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

      The Company will be required to obtain additional financing or capital to attain profitable operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of January 13, 2000, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is proved by operating activities, and until such time, the Company will rely upon external sources for liquidity.

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

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    The following reports on Form 8-K and Form 8-K/A were filed during the three months ended November 30, 1999:

Form 8-K dated September 14, 1999, reporting (1) under Item 1 the change in control of iExalt and the issuance of common stock to various individuals and a company, and (2) under Item 2 the acquisition by iExalt of iExalt, Inc., a Texas corporation in the business of providing Internet services and software, and content targeted towards the Christian community.

Form 8-K dated October 15, 1999, reporting under Item 2 the acquisition by iExalt of Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"), an Ohio corporation in the business of publishing and events advertising.

Form 8-K/A dated November 15, 1999, reporting (1) under Item 1 the change in control of iExalt and the issuance of common stock to various individuals and a company, (2) under Item 2 the acquisition by iExalt of iExalt, Inc., a Texas corporation in the business of providing Internet services and software, and content targeted towards the Christian community, and (3) under Item 7 the financial statements and pro forma financial information related to the acquisition.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     iEXALT, INC.

January 14, 2000                     /s/ KIRWIN DROUET
                                     ----------------------
                                     Kirwin Drouet
                                     Executive Vice President and
                                     Chief Accounting Officer