Form 10QSB
period 2000-02-29
IEXALT INC
filed 2000-04-14
CIK 313625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  ----------------------------------------------------------------------------

   [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2000

   [  ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT OF 1934

   For the transition period from ___________ to ___________

 ------------------------------------------------------------------------------

Commission File Number: 00-09322

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

         March 31, 2000:    26,632,667 Shares.

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]
                                  iEXALT, INC.

                                Table of Contents


                                                                       Page
                                                                       ----
Part I - Financial Information

    Item 1.    Consolidated Financial Statements                         3

    Item 2.    Management's Discussion and Analysis and
                  Plan of Operation                                     15



Part II - Other Information

    Item 1.    Legal Proceedings                                        21

    Item 2.    Changes in Securities                                    21

    Item 6.    Exhibits and Reports on Form 8-K                         23

    Signatures                                                          25

Part I - Item 1
                              FINANCIAL STATEMENTS

                                  iEXALT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                              FEBRUARY 29,
                                                                 2000
                                                              -----------
CURRENT ASSETS
    Cash and cash equivalents ............................    $   294,267
    Accounts receivable, trade, net ......................        166,548
    Inventory ............................................         74,393
    Prepaid expenses and other current assets ............        143,410
                                                              -----------

    TOTAL CURRENT ASSETS .................................        678,618
                                                              -----------

PROPERTY AND EQUIPMENT, net ..............................        485,306
                                                              -----------

OTHER ASSETS
    Goodwill and other intangible assets, net ............      3,917,038
    Other assets .........................................         88,644
                                                              -----------

                                                              $ 5,169,606
                                                              ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable to shareholders ........................    $   800,000
    Short-term borrowings ................................        327,197
    Accounts payable, trade ..............................        469,585
    Deferred revenue .....................................        227,281
    Accounts payable, affiliates .........................         50,627
    Royalties payable ....................................         59,169
    Other accrued liabilities ............................         73,648
                                                              -----------

    TOTAL CURRENT LIABILITIES ............................      2,007,507
                                                              -----------

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, 100,000,000
      shares authorized, 25,280,333 shares
      issued and outstanding at February 29, 2000 ........         25,280
    Paid-in capital ......................................      4,726,678
    Retained deficit .....................................     (1,589,859)
                                                              -----------

    TOTAL SHAREHOLDERS' EQUITY ...........................      3,162,099
                                                              -----------

                                                              $ 5,169,606
                                                              ===========

See accompanying notes to unaudited financial statements.

                                  iEXALT, INC.
                CONSOLIDATED CONSDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS          SIX MONTHS
                                                 ENDED                ENDED
                                              ---------------------------------
                                              FEBRUARY 29,         FEBRUARY 29,
                                                  2000                 2000
                                              ------------         ------------
REVENUES .............................        $    841,788         $  1,295,443

COSTS AND EXPENSES
     Direct costs ....................             494,128              838,353
     Selling, general and
       administrative ................           1,052,290            1,656,658
     Depreciation and
        amortization .................              43,206               55,316
                                              ------------         ------------

TOTAL COSTS AND EXPENSES .............           1,589,624            2,550,327
                                              ------------         ------------

LOSS FROM OPERATIONS .................            (747,836)          (1,254,884)

OTHER INCOME/(EXPENSES)
     Interest income .................                 363                5,252
     Interest expense ................              (3,590)              (4,364)
                                              ------------         ------------

LOSS BEFORE INCOME TAXES .............            (751,063)          (1,253,996)
INCOME TAXES .........................                --                   --
                                              ------------         ------------

NET LOSS .............................        $   (751,063)        $ (1,253,996)
                                              ============         ============

BASIC LOSS PER SHARE .................        $      (0.03)        $      (0.05)
                                              ============         ============

WEIGHTED NUMBER OF SHARES
   OUTSTANDING .......................          24,460,007           22,927,759
                                              ============         ============

See accompanying notes to unaudited financial statements.

                                  iEXALT, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                              ----------------
                                                                FEBRUARY 29,
                                                                   2000
                                                                -----------

CASH FLOWS FROM OPERATING ACTIVITES:
    Net loss ............................................       $(1,253,996)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization .....................            55,316
      Compensation expense for contributed services .....            71,250
      Changes in assets and liabilities, net
      of effects of acquisitions:
        Accounts receivable .............................            (8,546)
        Inventory .......................................           (26,574)
        Prepaid expenses ................................            (5,327)
        Other assets ....................................           (70,000)
        Accounts payable ................................           362,385
        Royalties payable ...............................            15,467
        Other accrued expenses ..........................          (149,282)
                                                                -----------

        Net cash used by operating activities ...........        (1,009,307)
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net liabilities of acquisitions, net of cash
      acquired ..........................................            64,087
    Purchases of property and equipment .................          (312,109)
                                                                -----------

        Net cash used by investing activities ...........          (248,022)
                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ..............           782,497
    Proceeds from issuance of debt ......................           300,000
    Borrowings under bank line of credit ................           150,000
    Net change in other notes payable ...................           (32,213)
                                                                -----------

        Net cash provided by financing activities .......         1,200,284
                                                                -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............           (57,045)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........           351,312
                                                                -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................       $   294,267
                                                                ===========

See accompanying notes to unaudited financial statements.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATIONS - iExalt, Inc., ("iExalt" or "the Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations.

          On September 1, 1999, the Company consummated a merger (hereinafter referred to as the "Merger") with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an 89% ownership interest in the Company. The acquisition was effected through the issuance of 18,393,666 shares of the Company's common stock to the shareholders of iExalt-Texas in exchange for all of the outstanding shares of iExalt-Texas common stock. Upon the closing of the transaction, there were 20,874,166 shares of common stock issued and outstanding. The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquiror for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc. iExalt-Texas had very limited operations in the six months ended February 28, 1999, and therefore no comparative balances are presented.

          The Company is currently developing Internet resources created to support a safe and efficient environment for families, businesses and Christian organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials as well as a Christian events magazine, and operates one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events, owns and markets its own business-to-business content management products, and utilizes independent sales representatives to market and sell a variety of products and services at discounted prices for the individual, home and family.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          INTERIM RESULTS - The accompanying consolidated condensed financial statements of the Company for the three-month and six-month periods ended February 29, 2000 reflect the results of operations of iExalt, Inc. from the date of acquisition, September 1, 1999. The accompanying consolidated condensed financial statements of the Company reflect the historical results of iExalt-Texas prior to September 1, 1999.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods are not necessarily indicative of the results that may be expected for an entire year.

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

          For financial reporting purposes depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. Estimated useful lives of assets were as follows: Furniture and fixtures - five to seven years; computers and other office equipment - three to five years.

          FINANCIAL INSTRUMENTS - FAIR VALUE - The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values.

          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable arise from sales to customers and the Company periodically evaluates its credit exposure with its customers. To date credit related losses have been immaterial.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired and is being amortized using the straight-line method over 40 years. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions. Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Accumulated amortization at February 29, 2000 was $22,711.

          REVENUE RECOGNITION - The Company generally recognizes revenue on services as they are performed and on products when they are sold net of sales returns. Speaker revenues are recognized when the speech or event occurs. The Company grants refunds and returns on electronic publishing products if the software and publications sold are returned within thirty days. Revenue from ticket operations is recognized as tickets are sold. Although iExalt collects ticket receipts representing the full ticket price on behalf of its clients, the Company only records as revenue the convenience charges and handling fees included in the ticket price.

          INCOME TAXES - The Company operates as a corporation. No tax provision has been reflected because of the net operating loss for the Company. The tax benefits related to the net operating losses are fully reserved by a valuation allowance.

          RECLASSIFICATIONS - Certain reclassifications have been made in the accompanying balance sheet when compared to prior periods.

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

          CONDITIONS AFFECTING ONGOING OPERATIONS - The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities. In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations. If the Company is unable to continue its current level of operations, the value of the Company's assets could experience a significant decline in value from the net book values reflected in the accompanying consolidated balance sheet.

          The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE B    ACQUISITIONS

          The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

          On October 1, 1999, the Company acquired Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). In consideration for this purchase, the selling shareholders received 850,000 shares of common stock of iExalt, Inc. and 250,000 common stock options exercisable at$1.80 per share. The options vest in the amount of 50,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $272,000.

          On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). In consideration for this purchase, the selling shareholders received 40,000 shares of common stock of iExalt, Inc. and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill of $72,000 was recorded.

          On December 1, 1999, the Company acquired, all of the issued and outstanding stock of Premiere Speakers Bureau, Inc. d/b/a Christianspeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers, was: (i) 500,000 shares of Company common stock, (ii) aggregate cash consideration of $40,000, of which $10,000 was payable at closing, and $5,000 is payable monthly over a period of six months beginning January 2000, and (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on the anniversary date of the agreement, and is subject to the former owner of Christian Speakers remaining an employee of the Company. The term of the stock option is three years from the date of vesting. The former owner of Christian Speakers has entered into a five-year employment agreement with the Company. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $490,011.

          Effective December 31, 1999, the Company acquired all of the issued and outstanding stock of First Choice Marketing, Inc., ("First Choice"), a Texas corporation in the business of directly marketing a variety of goods and services through commission-based representatives.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE B    ACQUISITIONS (continued)

          The consideration payable to the shareholders of First Choice, was (i) 2,302,000 shares of Company common stock and (ii) cash consideration of $30,000 paid to key employees in exchange for non-compete agreements. For the years 2000 through 2002, the shareholders are also entitled to receive 333,333 additional shares per year if certain financial benchmarks and employment agreements are satisfied. The Company also agreed to assume certain warrant obligations of First Choice to a party related to the Company totaling 810,000 shares of the Company's common stock at an exercise price of $1.00 per share. One-third of these warrants become exercisable in each of the years 2000 through 2002 if First Choice achieves the financial benchmarks established in each of those years in connection with the contingent share issuance to First Choice shareholders discussed above. Exercisable warrants expire in 2004 if not previously exercised. A key management employee of First Choice has entered into a three-year employment agreement with the Company. In addition, the key employee will receive up to 150,000 stock options subject to the achievement of the financial benchmarks referred to above. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,926,434. Subsequent to the purchase, the Company negotiated an agreement to issue 190,890 registered shares of common stock to a related party for their consulting services in effecting the acquisition.

          The unaudited pro forma results of operations of the Company for the six months ended February 29, 2000 and February 28, 1999 (assuming Wordcross, Solutions Global, Christian Speakers and First Choice had been acquired as of the beginning of the respective periods) are shown below.

                                               PRO FORMA FOR
                                              SIX MONTHS ENDED
                                         ---------------------------
                                         FEBRUARY 29,   FEBRUARY 28,
                                            2000            1999
                                         -----------    ------------
           REVENUES .................    $ 1,922,606    $  1,550,055
                                         ===========    ============
           NET INCOME(LOSS) .........    $(1,387,780)   $    (72,583)
                                         ===========    ============
           EARNINGS/(LOSS) PER SHARE     $     (0.05)   $       0.00
                                         ===========    ============
           Pro Forma Weighted Average
             Shares Outstanding .....     25,409,606      25,273,056
                                         ===========    ============
                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE B    ACQUISITIONS (continued)

          In management's opinion, the pro forma combined results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective periods or of the future operations of the combined companies.

NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of February 29, 2000 consisted primarily of furniture and fixtures, computers, software and other office equipment with an original cost of $517,911. The accumulated depreciation at February 29, 2000 was $32,605.

NOTE D    NOTES PAYABLE AND OTHER SHORT-TERM BORROWINGS

          Notes payable and other short-term borrowings at February 29, 2000 consisted of the following:

          Secured note payable to shareholder               $350,000
          Unsecured note payable to shareholder              150,000
          Bank line of credit                                150,000
          Unsecured note payable to related party            156,000
          Unsecured note payable to shareholder              300,000
          Other unsecured notes payable                       21,197
                                                          ----------
                                                          $1,127,197
                                                          ==========

          The non-interest bearing shareholder promissory note in the amount of $350,000 is secured by certain assets and is payable at such time that the Company's net assets are equal to or exceed $5,000,000. This note is classified as a current liability since it is expected that the Company will meet such threshold within one year.

          The unsecured $150,000 note payable to shareholder is payable on July 1, 2000.

          On December 17, 1999, the Company increased its revolving line of credit from $50,000 to $150,000. As of February 29, 2000, $150,000 in
          borrowings was outstanding under this line of credit. The line of credit is secured by the personal guarantee of a shareholder of the Company. The line of credit was fully repaid on March 7, 2000.

          In the December 31, 1999 acquisition of First Choice, the Company assumed a $156,000 unsecured note payable to a related party.

          Interest accrues at a rate of ten percent (10%) per annum and the note and accrued interest is due on March 14, 2000, unless renewed for an additional ninety (90) day period. This note was renewed and its new maturity date is June 12, 2000.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE D    NOTES PAYABLE AND OTHER SHORT-TERM BORROWINGS (continued)

          In January and February 2000, the Company entered into note agreements totaling $300,000 with a shareholder of the Company to fund working capital requirements. These notes are non-interest bearing. On March 21, 2000 the Company repaid the $300,000 due to the shareholder resulting from these transactions.

NOTE E    SHAREHOLDERS' EQUITY

          The Company currently has a Private Placement Memorandum ("PPM") offering 2,000,000 shares of iExalt common stock to qualified purchasers at a price of $1.80 per share. Funds resulting from the sale of the Company's common stock will be used for funding the day-to-day operations of the Company, development of new products and services, marketing, and acquisitions of other businesses in similar industries, among other things. There is no assurance that there will be adequate cash resulting from this transaction to accomplish the above stated objectives. The Company has committed to pay six percent of the offering proceeds raised to registered brokers as finder's fees related to the sale of common stock subject to this offering. As of February 29, 2000, 450,278 shares had been issued pursuant to this offering and no finder's fees have been incurred. (See Note H).

          Prior to the reverse takeover, a shareholder of the Company purchased 2,250,000 shares of iExalt's common stock for cash of $500,000. As part of this purchase, the shareholder also committed the services of an executive to assist the Company in the initial start-up and structuring of its business for up to one year at no cash cost to the Company. The Company recorded compensation expense of $60,000 and $30,000 for the six-month and three-month periods ending February 29, 2000 respectively, for such services.

          Certain shareholders provided management services to the Company during the three-month period ended February 29, 2000 for which the Company recognized expenses of $11,250 and reduced receivables from shareholders by the same amount.

NOTE F    STOCK OPTIONS AND WARRANTS

          The former owners of Wordcross were granted options to purchase 250,000 shares of common stock at an exercise price of $1.80 per share and vesting 50,000 shares per year as of the end of each of the first five years of their employment by iExalt.

          On September 1, 1999 an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI") went into effect. In partial consideration for the consulting services to be offered by CSI, CSI was granted an option to purchase 600,000 shares of iExalt stock at an exercise price of $1.00 per share on or before six months
                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE F    STOCK OPTIONS AND WARRANTS (continued)

          after the first day upon which the Company's stock begins full reporting, full compliance and publicly trading. In addition, CSI was granted 250,000 warrants to purchase common stock at an exercise price of $3.00 per share; 250,000 warrants to purchase common stock at an exercise price of $4.00 per share; 250,000 warrants to purchase common stock at an exercise price of $5.00 per share; and 250,000 warrants to purchase common stock at an exercise price of $7.00 per share.

          On August 30, 1999, the shareholders approved an Employees Stock Option Plan ("Plan") reserving 1,000,000 shares of authorized but unissued common stock to be distributed by the compensation committee of the board of directors pursuant to the Plan. On November 12, 1999 the compensation committee elected to issue stock options to current employees and contract consultants of the Company pursuant to the Plan at a price of $1.80 per share for an aggregate of 561,000 shares of Company common stock. These options vest equally over a three-year period beginning September 1, 1999. In addition, the compensation committee elected to issue stock options to a current director of the Company pursuant to the Company's Director Stock Option Plan at a price of $1.80 per share for 50,000 shares of Company common stock.

          The former owners of Solutions Global were granted options to purchase 60,000 shares of common stock for $1.80 per share and vesting 20,000 shares per year as of the end of each of the first three years of their employment by iExalt.

          The former owner of Christian Speakers was granted options to purchase 250,000 shares of common stock for $1.80 per share and vesting 50,000 shares per year as of the end of each of the first five years of his employment by iExalt.

          In the acquisition of First Choice, the Company granted options for the purchase of 150,000 shares to the chief executive officer of First Choice. In addition, the Company issued warrants to purchase an aggregate of 810,000 shares of common stock to the holders of First Choice warrants at an exercise price of $1.00 per share over three years. Both the options and the warrants can be exercised only if First Choice meets certain income performance tests over three years.

          On January 11, 2000, the board of directors elected to issue stock options at an exercise price of $1.80 per share to any director or officer of the Company for a number of shares equal to the number of dollars loaned to the Company which is either personally guaranteed by any such officer or director, or is made by such officer or director on a non-interest bearing basis. At February 29, 2000, borrowings and guarantees in the amount of $450,000 were outstanding pursuant to this agreement. Accordingly, options to purchase an aggregate at 450,000 shares of common stock have been granted.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

NOTE F    STOCK OPTIONS AND WARRANTS (continued)

          As of February 29, 2000, 2,671,000 stock options and 1,810,000 warrants have been granted and none of these have been exercised as of that date.

NOTE G    LEASES

          The Company's corporate offices are leased on a month-to-month basis from a related party. The lease expense on the corporate offices during the six months ended February 29, 2000 was $18,316. The Company's other office and warehouse space are leased under long-term operating leases from third parties. Rental expense attributable to long-term leases for the six months ended February 29, 2000 was $36,839.

NOTE H    SUBSEQUENT EVENTS

          During March 2000, an additional 1,352,334 shares were issued under the private placement for cash proceeds of $2,434,201. (See Note E).

PART I - ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

      The following discussion should be read together with the financial statements of iExalt, Inc., which are included earlier in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding iExalt's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

GENERAL

      iExalt-Texas was incorporated on January 7, 1999. On September 1, 1999, iExalt-Texas consummated a reverse takeover of Sunbelt Exploration, Inc., a Nevada corporation, which had originally been incorporated on April 23, 1979, as Louisiana Northern Gas, Inc. and had had no significant operation since 1989. As a reverse takeover, the surviving legal entity was Sunbelt Exploration, Inc., but iExalt-Texas was the acquiror for accounting purposes. Concurrent with the merger, Sunbelt Exploration, Inc., changed its name to iExalt, Inc. ("iExalt" or "the Company").

      On February 4, 1999, the Company acquired certain intangible assets valued on the accompanying balance sheet at $750 from a shareholder of the Company in exchange for shares of iExalt common stock.

      On May 31, 1999, the Company acquired all of the assets and assumed certain liabilities of Hunter Community Interests, LTD. and AgroSource, Inc. (d/b/a NetXpress), a Houston, Texas based Internet Service Provider ("ISP") from certain shareholders of the Company. In this purchase, the Company issued 3,000,000 shares of common stock and assumed a non-interest bearing note payable to a shareholder for $350,000. The purchase price in excess of the net book value of assets acquired of $314,000 was recognized as a reduction in paid-in capital because the business purchased was under common control.

      On June 21, 1999, the Company acquired certain tangible and intangible assets of Interactive Communications Concepts of Texas, a Houston, Texas based ISP company, for a combination of $15,000 in cash and 72,000 shares of the Company's common stock. The purchase price in excess of the value of the assets acquired of $6,572 was recorded as goodwill.

      On July 1, 1999, the Company acquired certain tangible and intangible assets and liabilities of NavPress Software, a Texas general partnership that specializes in developing, manufacturing and marketing various types of software and electronic books for the Christian community. As consideration for this purchase, the Company executed a non-interest bearing note payable in the amount of $150,000 due in one year and issued 900,000 shares of common stock to the sellers. The president of NavPress Software also signed an employment agreement with a one-year term. The purchase price in excess of the net value of assets acquired of $174,623 was recorded as goodwill. NavPress Software is now conducting business as iExalt Electronic Publishing, an iExalt division.

      On October 1, 1999, the Company acquired WordCross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). As consideration, the Company issued 850,000 shares of common stock and granted 250,000 common stock options exercisable at $1.80 per share to the former Wordcross shareholders. The options vest in the amount of 50,000 shares per year on each anniversary date of the acquisition over the next five years. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $272,000.

      The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

      On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). As consideration, the shareholders of Solutions Global received 40,000 shares of iExalt common stock and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $72,000.

      Effective December 1, 1999, the Company acquired all of the stock of Premiere Speakers Bureau, Inc. d/b/a ChristianSpeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers consisted of: (i) 500,000 shares of Company common stock, (ii) an aggregate $40,000, of which $10,000 was payable at closing, and $5,000 is payable monthly for a period of six months beginning January 2000, and (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on each anniversary date of the agreement over the next five years. The former shareholder has entered into a five-year employment agreement with the Company. The transaction was accounted for as a purchase and goodwill in the amount of $490,011 was recorded.

      Effective December 31, 1999, the Company acquired all of the stock of First Choice Marketing, Inc. ("First Choice"), a Texas corporation, in exchange for 2,302,000 shares of Company common stock, assumption of a $156,000 short-term note payable, and assumption of certain warrant obligations of First Choice by issuance of warrants to purchase 810,000 common shares of the Company at an exercise price of $1.00. The warrants can only be exercised if First Choice meets certain earnings goals over a three-year period. The shareholders of First Choice are entitled to additional consideration of up to 999,999 shares of Company common stock over a three-year period provided these earnings goals and certain employment agreements are satisfied. The President of First Choice entered into a three-year employment agreement with the Company and was granted 150,000 stock options at an exercise price of $1.80 per share and vesting ratably over three years and which are also subject to the same earnings goals. Subsequent to the purchase, the Company negotiated an agreement to issue 190,890 registered shares to the principals of Consulting & Strategy International, Inc., for their consulting services in effecting the acquisition. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,926,434. First Choice is now conducting business as iExaltFamily.com.

      iExalt is continuing to expand its Internet resources to support a safe and efficient environment for families, businesses and Christian organizations. iExalt's mission is to use the influence of the Internet as a positive force in the lives of families, businesses and Christian organizations by providing filtered Internet access, developing a Christian-based Internet portal and by creating content-based Web sites that will provide information and resources for its target markets.

RESULTS OF OPERATIONS

      iExalt has material operations in five divisions: the ISP, Electronic Publishing, Events, Christian Speakers, and iExaltFamily.com. iExalt-Texas, the accounting acquiror, was incorporated on January 7, 1999, and had no material operations for the three months and six months ended February 28, 1999. Therefore, the discussion of results analyzes operations for the three months and six months ended February 29, 2000, but does not compare results to the prior year.

      Revenues

      Overall revenues were $841,788 in the three months ended February 29, 2000 and $1,295,443 in the six months then ended. Comparison to the prior year is not meaningful; the growth in revenues from one quarter to the next was generated both from acquisitions and internal growth.

      The ISP division had revenues for the three months and six months ended February 29, 2000, of $26,554 and $35,521 respectively. The Company's ISP became available nationally in December, 1999.

      iExalt Electronic Publishing had revenues of $276,922 and $594,786 for the three months and six months ended February 29, 2000, representing 33% and 46% of the Company's revenues respectively.

      The Events division, which includes Wordcross from its acquisition on October 1, 1999, had revenues of $318,385 and $445,209 for the three months and six months ended February 29, 2000. These revenues constituted 38% and 34% of Company revenue, respectively. When acquired, Christian Happenings magazine was distributed in fourteen regions of the country east of the Mississippi and had a circulation of approximately 250,000. As of the end of March, 2000, the magazine was distributed in eighteen markets with a circulation of approximately 350,000. The revenue for the Events division consists almost entirely of advertising and ticket sales.

      Christian Speakers had revenues from the date of its acquisition (December 1, 1999) to February 29, 2000, of $174,476, representing 21% and 13% of Company revenue for the three months and six months then ended.

      iExaltFamily.com was acquired on December 31, 1999, prior to commencement of operations on a nationwide basis. Sales through February 29, 2000, totaled $17,061.

      Direct Costs

      Direct costs were $494,128 in the three months ended February 29, 2000, and $838,353 in the six months then ended. Gross profit (revenues less direct costs) was $347,660 and $457,090 for the respective three-month and six-month periods.

      The ISP division had direct costs of $110,494 and $202,719 for the three months and six months ended February 29, 2000 constituting 22% and 24% of Company direct costs respectively. These costs reflect the high start up costs associated with acquiring management and technical skills required to operate the equipment and provide services for a nationwide filtered ISP product. Costs consist primarily of Internet connection costs, communication costs, and direct labor.

      iExalt Electronic Publishing had direct costs of $120,968 and $305,421 for the three months and six months ended February 29, 2000, constituting 24% and 36% of Company direct costs respectively. These costs are primarily materials, royalties and direct labor.

      The Events division had direct costs of $83,581 and $151,128 for the three months and six months ended February 29, 2000, constituting 17% and 18% of Company direct costs respectively. Costs consist primarily of materials, shipping, and credit card fees.

      Christian Speakers had direct costs of $137,212 from the date of acquisition to February 29, 2000, constituting 28% and 16% of Company direct costs for the three months and six months then ended.

      The direct costs for iExaltFamily.com from the date of acquisition to February 29, 2000 was $19,426. This reflected costs relating to the start up of operations.

      Selling, General and Administrative

      The selling, general and administrative costs for iExalt were $1,052,290 for the three months ended February 29, 2000, and $1,656,658 for the six months then ended. The increase reflects the costs resulting from the five acquisitions made during the six month period and the costs necessary to support an aggressive plan of acquisitions and rapid internal growth.

      The ISP division had selling, general and administrative costs of $42,585 and $78,058 for the three months and six months ended February 29, 2000. These costs are primarily administrative salaries and related expenses.

      iExalt Electronic Publishing had selling, general and administrative costs of $120,468 and $259,143 for the three months and six months ended February 29, 2000. These costs are principally salaries, advertising and travel expenses.

      The Events division had selling, general and administrative costs of $228,422 and $296,626 for the three months and six months ended February 29, 2000. These costs are primarily salaries, communication expenses and outside contracted services.

      Christian Speakers had selling, general and administrative costs of $57,461 from the date of acquisition to February 29, 2000. These cost are primarily salaries and advertising expenses.

      iExaltFamily.com had selling, general and administrative costs of $137,296 from the date of acquisition to February 29, 2000. These costs principally consist of salaries, commissions, advertising, and travel expenses.

      The selling, general and administrative costs of iExalt's corporate and other activities totaled $466,058 and $828,074 for the three months and six months ended February 29, 2000. These costs consist primarily of salaries and contract labor, advertising, and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 29, 2000, iExalt had $678,618 in current assets, $2,007,507 in current liabilities and a retained deficit of $1,589,859. The Company had net losses of $751,063 for the three months ended February 29, 2000 and $1,253,996 for the six months then ended. Negative cash flow from operations for the six months ended February 29, 2000 was $1,009,307.

      To fund the development of its Internet products and services, iExalt offered through a Private Placement up to two million shares of common stock at a price of $1.80 per share. Under this private placement iExalt has issued 450,278 shares of unregistered common stock for cash invested of $810,500 from nineteen accredited investors as of February 29, 2000. During March an additional 1,352,334 shares were issued under the private placement for cash invested of $2,434,201 by forty-one additional accredited investors.

       iExalt's post-merger working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. iExalt's on-going business will require substantial working capital. It is expected that iExalt will need to raise additional capital in order to succeed and to continue in business. Since inception, iExalt has experienced negative cash flow from operations and will continue to experience negative cash flow for some time into the future. As of March 31, 2000, iExalt's monthly cash operating expenditures exceed its monthly cash receipts by approximately $250,000.

       On December 17, 1999, the Company increased its revolving line of credit with a bank from $50,000 to $150,000. The line of credit is secured by a personal guarantee of a shareholder of the Company. As of February 29, 2000, $150,000 in borrowings was outstanding under this line of credit. The line of credit was fully repaid on March 7, 2000.

      In addition, in January and February, 2000, the Company borrowed $300,000 from a shareholder of the Company. This short-term loan was repaid on March 21, 2000.

      The Company will be required to obtain additional financing or capital to attain profitable operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of March 31, 2000 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company intends to rely upon external sources for liquidity.

      iExalt has not entered into any arrangements with any financial institutions or third parties to provide additional financing. If iExalt is unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, iExalt may be required to significantly reduce the scope of its presently anticipated activities.

      Management believes that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. However, there is no assurance that anticipated offerings will be undertaken, and if undertaken, will be successful or the proceeds derived from such offerings will, in fact, be sufficient to fund operations and meet the needs of the Company's business plans. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position.

PLAN OF OPERATIONS

      iExalt is building a comprehensive, integrated product and service line through internal development and strategic acquisitions. Many services are already available and others are in various stages of development. The Company's services can be divided into Business to Consumer ("B2C") and Business to Business ("B2B) groups.

      The B2C group consists of Internet-related products and services designed to support the needs of families and organizations that share the principles of the Christian community. Services already available in this group are a nationwide filtered ISP, a comprehensive Christian portal website, free web-based e-mail, electronic publication of Christian books and educational material, Christian events websites and the Christian Happenings magazine, a Christian speakers bureau, and direct marketing of discounted products and services for the family. Websites included in this set of services are iexalt.net, iexalt.com, iexaltmail.com, wordsearchbible.com, ievents.net, christianhappenings.com, christianspeakers.com, and iexaltfamily.com.

      The B2B service is licensing the Company's filtering technology to businesses, schools, libraries, government agencies, and other organizations. The Company's filter can run on a licensee's server and be configured to filter out the types of content specified by the licensee. In addition to the filtering function, in this capacity our technology provides a variety of user- level monitoring capabilities. The Company offers this service under the name netFilter Technologies and is located on the Internet at netfilter.com.

      The Company's plan of operations is to aggressively continue the development and acquisition of related products and services. Increased resources will also be dedicated to branding and marketing both existing and future products.

      The Company's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has succeeded in raising significant cash as of March 31, 2000, such cash may not be sufficient to assure its continuation as a going concern and the Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable.

FORWARDING-LOOKING STATEMENTS

      This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet,
(iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.


Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities

      The following sales of unregistered securities occurred during the six months ended February 29, 2000, in private transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended.

      The Company offered to accredited investors through a Private Placement up to two million shares of unregistered common stock at a price of $1.80 per share. Pursuant to this Private Placement, the Company issued 133,000 shares of unregistered common stock for cash invested of $239,400 by nine investors between September 1, 1999 and November 30, 1999. From December 1, 1999, to February 29, 2000, 287,278 additional shares of unregistered common stock were issued for additional cash invested of $517,100 from eight investors.

      Effective September 1, 1999, the Company entered into an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI"). As partial consideration for the consulting services to be offered by CSI under the agreement, CSI was granted an option to purchase 600,000 shares of the Company's common stock at $1.00 per share on or before six months after the first day upon which the Company's stock begins full reporting, full compliance and public trading. CSI was granted 250,000 warrants to purchase common stock at $3.00 per share; 250,000 warrants to purchase common stock at $4.00 per share; 250,000 warrants to purchase common stock at $5.00 per share; and 250,000 warrants to purchase common stock at $7.00 per share.

      On October 1, 1999, the Company acquired WordCross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). As consideration, the Wordcross shareholders received 850,000 unregistered shares of common stock of iExalt, Inc. and 250,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 50,000 shares per year on each anniversary date of the acquisition over the next five years.

      On October 1, 1999, the Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company for $60,000 and the issuance of 60,000 unregistered shares of the Company's common stock paid to the owners of netFilter.

      On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). As consideration, the shareholders of Solutions Global received 40,000 unregistered shares of common stock of iExalt, Inc. and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on each anniversary date of the acquisition over the next three years.

      Effective December 1, 1999, the Company acquired all of the stock of Premiere Speakers Bureau, Inc. d/b/a ChristianSpeakers.com ("Christian Speakers"), a Tennessee corporation. The consideration issued to the sole stockholder of Christian Speakers consisted of: (i) 500,000 unregistered shares of Company common stock, (ii) an aggregate $40,000, of which $10,000 was payable at closing, and $5,000 is payable monthly for a period of six months beginning January 2000, and (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on each anniversary date of the agreement over the next five years.

      Effective December 31, 1999, the Company acquired all of the stock of First Choice Marketing, Inc. ("First Choice"), a Texas corporation, in exchange for 2,302,000 shares of the Company's common stock, assumption of a $156,000 short-term note payable, and issuance of warrants to purchase an aggregate of 810,000 common shares in the Company with an exercise price of $1.00 per share but which warrants can only be exercised if First Choice meets certain earnings goals over the next three years. The former shareholders of First Choice are entitled to additional consideration of up to 999,999 shares of the Company's common stock over a three-year period provided these earnings goals and certain employment agreements are satisfied. The president of First Choice entered into a three-year employment agreement with the Company and was granted 150,000 stock options vesting over three years but also subject to the same earnings tests.

      On January 11, 2000, the board of directors elected to issue stock options with an exercise price of $1.80 per share in an amount equal to the number of dollars loaned to the Company by any officer or director of the Company who makes a non-interest bearing loan to or personal guarantee on behalf of the Company. As of February 29, 2000 borrowings and guarantees in the amount of $450,000 were outstanding pursuant to this agreement. Accordingly, 450,000 options have been issued pursuant to this agreement.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

EXHIBIT                       DESCRIPTION OF EXHIBIT

*3.1 Restated Articles of Incorporation of the Company as filed with the Nevada Secretary of State on September 13, 1999.

*3.2    Amended Bylaws of the Company as adopted on April 24, 1979.

10.1 Exchange Agreement among the Company, iExalt, Inc.-Texas, and the Shareholders of iExalt, Inc.-Texas dated August 12, 1999 (Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference.

10.2 Contract for Sale and Purchase of Wordcross Enterprises, Inc. between the Company and Wordcross Enterprises, Inc. d/b/a Christian Happenings dated October 1, 1999 (Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1999, is incorporated herein by reference.

10.4 Stock Purchase Agreement between the Company and Christian Speakers, Inc. dated December 1, 1999 (Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 16, 1999, is incorporated herein by reference).

10.5 Stock Purchase Agreement between the Company and First Choice Marketing, Inc. dated December 31, 1999 (Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000, is incorporated herein by reference).

10.6 Company's Directors' Stock Option Plan (Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 199, is incorporated herein by reference).

10.7 Company 1998 Stock Option Plan (Exhibit 2.2 to the Company's Current Report on 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

*27.1   Financial Data Schedule
--------------------
*  Filed herewith

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended February 29, 2000:

Form 8-K/A dated December 15, 1999 reporting (i) the acquisition by iExalt of Wordcross Enterprises, Inc. d/b/a Christian Happenings, an Ohio Corporation in the business of publishing and events advertising, and (ii) the financial statements and pro forma financial information of the acquired company related to the acquisition.

Form 8-K dated December 16, 1999 reporting the acquisition by iExalt of Premier Speakers Bureau, Inc. d/b/a ChristianSpeakers.com, a Tennessee corporation in the business of scheduling well known speakers to speak to groups on Christian issues.

Form 8-K dated January 28, 2000 reporting the acquisition by iExalt of First Choice Marketing, Inc., a Texas corporation in the business of directly marketing a variety of goods and services through commission-based representatives.

Form 8-K/A dated February 14, 2000 reporting (i) the acquisition by iExalt of Premier Speakers Bureau, Inc. d/b/a ChristianSpeakers.com, a Tennessee corporation in the business of scheduling well known speakers to speak to groups on Christian issues, and (ii) the financial statements and pro forma financial information of the acquired company related to the acquisition.

Form 8-K/A dated March 16, 2000 reporting (i) the acquisition by iExalt of First Choice Marketing, Inc., a Texas corporation in the business of directly marketing a variety of goods and services through commission-based representatives, and (ii) the financial statements and pro forma financial information of the acquired company related to the acquisition.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           iEXALT, INC.

April 14, 2000                             /s/ Kirwin Drouet
                                           ----------------------
                                               Kirwin Drouet
                                               Executive Vice President and
                                               Chief Accounting Officer