Form 10QSB
period 2000-05-31
IEXALT INC
filed 2000-07-14
CIK 313625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 ------------------------------------------------------------------------------

   [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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

                        June 15, 2000: 27,404,954 Shares.

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]
                                  iEXALT, INC.

                                Table of Contents


                                                                       PAGE
                                                                       ----
Part I - Financial Information

    Item 1.    Condensed Consolidated Financial Statements               3

    Item 2.    Management's Discussion and Analysis and
                  Plan of Operation                                     20



Part II - Other Information

    Item 2.    Changes in Securities                                    29

    Item 6.    Exhibits and Reports on Form 8-K                         30

    Signatures                                                          30

Part I - Item 1
                              FINANCIAL STATEMENTS

                                  iEXALT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                   MAY 31, 2000
                                                                   ------------
CURRENT ASSETS
    Cash and cash equivalents .................................     $ 1,442,941
    Accounts receivable, trade, net ...........................         204,034
    Accounts receivable, affiliate ............................          52,789
    Inventory .................................................          88,594
    Prepaid expenses and other current assets .................         141,643
                                                                    -----------

    TOTAL CURRENT ASSETS ......................................       1,930,001
                                                                    -----------

PROPERTY AND EQUIPMENT, net ...................................         676,087
                                                                    -----------

OTHER ASSETS
    Goodwill and other intangible assets, net .................       3,897,979
    Other assets ..............................................         316,089
                                                                    -----------

                                                                    $ 6,820,156
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable to shareholders .............................     $   500,000
    Short-term borrowings .....................................           5,947
    Accounts payable, trade ...................................         316,872
    Deferred revenue ..........................................         242,772
    Other accrued liabilities .................................         161,597
                                                                    -----------

    TOTAL CURRENT LIABILITIES .................................       1,227,188
                                                                    -----------

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000
      shares authorized, no shares issued and
      outstanding at May 31, 2000 .............................            --
    Common stock, $.001 par value, 100,000,000
      shares authorized, 27,395,542 shares
      issued and outstanding at May 31, 2000 ..................          27,396
    Paid-in capital ...........................................       8,041,908
    Receivable from shareholder ...............................          (9,239)
    Retained deficit ..........................................      (2,467,097)
                                                                    -----------

    TOTAL SHAREHOLDERS' EQUITY ................................       5,592,968
                                                                    -----------

                                                                    $ 6,820,156
                                                                    ===========
See accompanying notes
                                  iEXALT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                                MAY 31, 2000       MAY 31, 2000
                                                ------------       ------------

REVENUES .................................      $  1,222,483       $  2,517,926
COST OF SALES AND SERVICES ...............           891,952          1,868,936
                                                ------------       ------------

GROSS PROFIT .............................           330,531            648,990
SELLING, GENERAL, AND ADMINISTRATIVE .....         1,167,900          2,685,927
DEPRECIATION AND AMORTIZATION ............            56,291            111,607
                                                ------------       ------------

LOSS FROM OPERATIONS .....................          (893,660)        (2,148,544)

OTHER INCOME(EXPENSES)
     Interest income .....................            22,073             27,325
     Interest expense ....................            (5,651)           (10,015)
                                                ------------       ------------

LOSS BEFORE INCOME TAXES .................          (877,238)        (2,131,234)
INCOME TAXES .............................              --                 --
                                                ------------       ------------

NET LOSS .................................      $   (877,238)      $ (2,131,234)
                                                ============       ============

BASIC LOSS PER SHARE .....................      $      (0.03)      $      (0.09)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING ...........................        26,776,709         24,126,377
                                                ============       ============


See accompanying notes.

                                  iEXALT, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     RECEIVABLE                       TOTAL
                                                COMMON SHARES           PAID-IN        FROM           RETAINED     SHAREHOLDERS'
                                             SHARES       AMOUNT        CAPITAL     SHAREHOLDERS      DEFICIT        EQUITY
                                          -----------   -----------   -----------   ------------    -----------    -----------
BALANCE - August 31, 1999 .............    18,423,666   $    18,424   $   364,802    $   (11,250)   $  (335,863)   $    36,113

  Issuance of common stock in
      connection with reverse merger ..     2,480,500         2,481       (15,344)          --             --          (12,863)

  Issuance of common stock in
      connection with acquisitions ....     3,962,890         3,963     3,597,158           --             --        3,601,121

  Sale of common stock ................     1,902,042         1,902     3,358,318         (9,239)          --        3,350,981

  Exercise of Options .................       600,000           600       599,400           --             --          600,000

  Issuance of common stock for services        26,444            26        47,574           --             --           47,600

  Contribution of services ............          --            --          90,000         11,250           --          101,250

  Net loss ............................          --            --            --             --       (2,131,234)    (2,131,234)

                                          -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - May 31, 2000 ................    27,395,542   $    27,396   $ 8,041,908    $    (9,239)   $(2,467,097)   $ 5,592,968
                                          ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes.

                                   iEXALT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                  MAY 31, 2000
                                                                  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................    $(2,131,234)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization ..........................        111,607
      Compensation expense for contributed services ..........        148,850
      Changes in assets and liabilities, net
      of effects of acquisitions:
        Accounts receivable ..................................        (98,821)
        Inventory ............................................        (40,774)
        Prepaid expenses and other current assets ............         (6,061)
        Other assets .........................................       (287,410)
        Accounts payable, trade ..............................        149,044
        Deferred revenues ....................................         34,547
        Other accrued liabilities ............................       (113,270)
                                                                  -----------

        Net cash used by operating activities ................     (2,233,522)
                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash acquired from acquisitions ......................         61,110
    Purchases of property and equipment ......................       (483,477)
                                                                  -----------

        Net cash used by investing activities ................       (422,367)
                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ...................      3,350,981
    Proceeds from exercise of options ........................        600,000
    Proceeds from revolving line of credit ...................        150,000
    Repayment of revolving line of credit ....................       (150,000)
    Proceeds from issuance of debt ...........................        300,000
    Repayments of debt .......................................       (456,000)
    Net change in other notes payable ........................        (47,463)
                                                                  -----------

        Net cash provided by financing activities ............      3,747,518
                                                                  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................      1,091,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............        351,312
                                                                  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    $ 1,442,941
                                                                  ===========

See accompanying notes.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


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

          On September 1, 1999, the Company consummated a merger (hereinafter referred to as the "Merger") with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an approximate 89% ownership interest in the Company. The acquisition was effected through the issuance of 18,393,666 shares of the Company's common stock to the shareholders of iExalt-Texas in exchange for all of the outstanding shares of iExalt-Texas common stock. Upon the closing of the transaction, there were 20,874,166 shares of common stock issued and outstanding. Subsequent to the stock record date, 30,000 additional shares were issued as of August 31, 1999 pursuant to the iExalt-Texas Private Placement (see Note E). The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquiror for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc.

          iExalt-Texas had no revenues or expenses in the nine months ended May 31, 1999, and therefore no comparative balances are presented.

          The Company blends the Internet and traditional media to provide products and services to Christian families, businesses, schools and other organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials as well as a Christian events magazine, produces a radio program in 48 markets five nights per week, and operates one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events, owns and markets its own business-to-business Internet content management products, and utilizes independent sales representatives to market and sell a variety of products and services at discounted prices for the individual, home and family.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          INTERIM RESULTS - The accompanying condensed consolidated financial statements of the Company and its subsidiaries for the three-month and nine-month periods ended May 31, 2000 reflect the results of operations of iExalt, Inc. from the date of acquisition, September 1, 1999. The shareholders' equity in the accompanying condensed consolidated financial statements of the Company reflects the historical results of iExalt-Texas prior to September 1, 1999.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods are not necessarily indicative of the results that may be expected for an entire year.

          For further information, refer to (1) the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999, filed effective prior to the Merger, (2) the Exchange Agreement effecting the Merger as disclosed on form 8-K filed on September 14, 1999 and
          (3) the financial statements and associated footnotes of iExalt-Texas for the period from inception through August 31, 1999 as reported on form 8-K/A filed on November 18, 1999.

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

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable arise from sales to customers and the Company periodically evaluates its credit exposure with its customers. To date, credit related losses have been immaterial.

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired and is being amortized using the straight-line method over 40 years. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions. Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Accumulated amortization at May 31, 2000 was $52,184.

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less that the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Management believes there is no impairment of goodwill and other intangibles.

          STOCK BASED COMPENSATION - Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected the method that requires disclosure of stock-based compensation. Because of this election, the Company accounts for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to or greater than the estimated fair value of the Company's stock on the date of grant, no compensation expense is recorded. The Company recorded employee stock-based compensation in the amounts of $30,000 and $90,000, respectively, for the three and nine months ended May 31, 2000, which transaction is further described in Note E. Additionally, for stock-based compensation grants to consultants, the Company recognizes as compensation expense the estimated fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          RECLASSIFICATIONS - Certain reclassifications of costs and expenses have been made in the accompanying financial statements when compared to prior periods.

          SEGMENT REPORTING - As of May 31, 2000, iExalt operations were all a part of a single market segment -- the Christian Internet/Information industry. Within that market, the Company delivers products and services to customers using both the Internet and other media. The Company's various offerings in the marketplace all address a common pool of customers and the Company manages the development and delivery of the Company's services to meet the needs of our customers using a variety of media.

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

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE B    ACQUISITIONS

          The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

          On October 1, 1999, the Company acquired Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). In consideration for this purchase, the selling shareholders received 850,000 shares of common stock of iExalt, Inc. and 250,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 50,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $280,398.

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

          On December 1, 1999, the Company acquired all of the issued and outstanding stock of Premiere Speakers Bureau, Inc. d/b/a Christianspeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers, was: (i) 500,000 shares of Company common stock, (ii) aggregate cash consideration of $40,000, of which $10,000 was payable at closing, and $5,000 was payable monthly over a period of six months beginning January 2000, and (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on the anniversary date of the acquisition, and is subject to the former owner of Christian Speakers remaining an employee of the Company. The term of the stock option is three years from the date of vesting. The former owner of Christian Speakers has entered into a five-year employment agreement with the Company. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $501,786.

          Effective December 31, 1999, the Company acquired all of the issued and outstanding stock of First Choice Marketing, Inc., ("First Choice"), a Texas corporation in the business of directly marketing a variety of goods and services through commission-based representatives.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE B    ACQUISITIONS (continued)

          The consideration payable to the shareholders of First Choice, was (i) 2,302,000 shares of Company common stock and (ii) cash consideration of $30,000 paid to key employees in exchange for non-compete agreements. For the years 2000 through 2002, the shareholders are also entitled to receive 333,333 additional shares per year if certain financial benchmarks and employment agreements are satisfied. The Company also agreed to assume certain warrant obligations of First Choice to a party related to the Company totaling 810,000 shares of the Company's common stock at an exercise price of $1.00 per share. One-third of these warrants become exercisable in each of the years 2000 through 2002 if First Choice achieves the financial benchmarks established in each of those years for the contingent share issuance to First Choice shareholders discussed above. Exercisable warrants expire in 2004 if not previously exercised. A key management employee of First Choice has entered into a three-year employment agreement with the Company. In addition, the key employee will receive up to 150,000 stock options subject to the achievement of the financial benchmarks referred to above. The transaction was accounted for as a purchase and goodwill and intangible assets were recorded totaling $2,926,434. Subsequent to the closing of the transaction, the Company negotiated an agreement to issue 190,890 registered shares of common stock to a related party for their consulting services in effecting the acquisition.

          The Company acquired the proprietary assets of LIFE PERSPECTIVES, a one-hour evening radio program broadcast five nights per week in 48 markets, effective May 1, 2000 for 20,000 shares of the Company's common stock. An additional 30,000 shares of the Company's common stock will be issued over the next three years in the amount of 10,000 shares per year on the anniversary date of the acquisition, subject to the founder's continuing to host the program under an employment agreement with the Company.

          In addition, the Company has entered into a management agreement and funding agreement with a company under which iExalt will advance funds and direct the management of the company pending completion of a definitive acquisition agreement. Funds advanced of $234,465 are included in Other Assets. If the acquisition is not completed, iExalt will be entitled to repayment of the advance with interest and a fifty percent ownership interest in the company that received the funds. The acquisition has not been completed as of July 12, 2000, but progress toward a definitive agreement is proceeding on schedule.

          See Note I for a description of two acquisitions and an additional funding agreement completed subsequent to May 31, 2000.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE B    ACQUISITIONS (continued)

          The following unaudited pro forma combined results of operations of the Company for the nine months ended May 31, 2000 and 1999 assume Wordcross, Solutions Global, Christian Speakers, and First Choice ("Acquired Companies") had been acquired as of the beginning of the respective periods.

                                                            PRO FORMA
                                                        NINE MONTHS ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999
                                                  ------------    ------------

               Revenues .......................   $  2,872,656    $  2,310,442
               Net loss .......................   $ (2,295,838)   $   (106,072)
               Earnings/(loss) per share ......   $      (0.09)   $      (0.01)

               ProForma Weighted Average
                   Number of Shares Outstanding     25,578,882      21,904,071

          The following unaudited pro forma combined results of operations of the Company for the nine months ended May 31, 2000 and 1999 assume the Acquired Companies plus PremierCare LLC and Keener (subsequent acquisitions - See Note I) had been acquired as of the beginning of the respective periods.

                                                            PRO FORMA
                                                        NINE MONTHS ENDED
                                                  ----------------------------
                                                  MAY 31, 2000    MAY 31, 1999
                                                  ------------    ------------

               Revenues .......................   $  6,200,121    $  4,756,386
               Net loss .......................   $ (2,088,179)   $   (271,675)
               Earnings/(loss) per share ......   $      (0.08)   $      (0.01)

               ProForma Weighted Average
                   Number of Shares Outstanding     26,568,882      22,894,071

          No attempt has been made to estimate the corporate selling, general and administrative expense that would have been necessary in the pro forma periods in order to have acquired and operated these companies from the beginning of the respective periods. In management's opinion, the pro forma combined results of operations may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective periods or of the future operations of the combined companies.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of May 31, 2000 consisted primarily of furniture and fixtures, computers, software and other office equipment with an original cost of $740,881. The accumulated depreciation at May 31, 2000 was $64,794.


NOTE D    NOTES PAYABLE AND OTHER SHORT-TERM BORROWINGS

          Notes payable and other short-term borrowings at May 31, 2000 consisted of the following:

          Secured note payable to shareholder ........      $350,000
          Unsecured note payable to shareholder ......       150,000
          Other unsecured notes payable ..............         5,947
                                                          ----------

                                                          $  505,947
                                                          ==========

          The non-interest bearing shareholder promissory note in the amount of $350,000 is secured by certain assets and is payable at such time that the Company's net assets are equal to or exceed $5,000,000. This note is now due on demand.

          The unsecured $150,000 note payable to shareholder was paid in full on July 1, 2000. The note was non-interest bearing.

          The Company has a revolving line of credit with a bank in the amount of $150,000. The line of credit is secured by the personal guarantee of a shareholder of the Company. As of May 31, 2000, no borrowing was outstanding under the line of credit.

          In the December 31, 1999 acquisition of First Choice, the Company assumed a $156,000 unsecured note payable to a related party with interest at 10% maturing June 2000. The note and accrued interest were paid in full on April 28, 2000.

          In January and February 2000, the Company entered into note agreements totaling $300,000 with a shareholder of the Company to fund working capital requirements. These non-interest bearing notes were repaid by the Company on March 21, 2000.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE E    SHAREHOLDERS' EQUITY

          The Company currently has a Private Placement Memorandum ("PPM") offering 2,000,000 shares of iExalt common stock to qualified purchasers at a price of $1.80 per share. Funds resulting from the sale of the Company's common stock will be used for funding the day-to-day operations of the Company, development of new products and services, marketing, and acquisitions of other businesses in similar industries, among other things. The Company has committed to pay six percent of the offering proceeds raised to registered brokers as finder's fees related to the sale of common stock subject to this offering. This payment may be in cash or common stock. As of May 31, 2000, 1,915,389 shares had been issued pursuant to this offering and finder's fees of $42,720 have been paid and 11,520 shares of common stock have been issued.

          Prior to the reverse takeover, a shareholder of the Company purchased 2,250,000 shares of iExalt's common stock for cash of $500,000. As part of this purchase, the shareholder also committed the services of an executive to assist the Company in the initial start-up and structuring of its business for up to one year at no cash cost to the Company. The Company recorded compensation expense of $90,000 and $30,000 for the nine-month and three-month periods ending May 31, 2000 respectively, for such services.

          During the three and nine months ended May 31, 2000, the Company issued 26,444 shares of common stock for services. Accordingly, the Company has recorded $38,600 in expense and $9,000 in prepaid expenses relating to these services.

          An additional 5,133 shares of the Company's common stock were sold to an accredited investor for a receivable in the amount of $9,239.


NOTE F    STOCK OPTIONS AND WARRANTS

          The Company has an Employees Stock Option Plan and a Directors Stock Option Plan ("Plans") which reserve 1,000,000 shares and 800,000 shares, respectively, of authorized but unissued common stock to be distributed by the compensation committee of the board of directors pursuant to the Plans.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE F    STOCK OPTIONS AND WARRANTS (continued)

          The Company has granted stock options both within and outside of the Plans during the nine months ended May 31, 2000. All grants are summarized below:



                                                         AVERAGE
                                                        EXERCISE  NUMBER OF
                                                          PRICE     SHARES
                                                          -----   ----------

              Options outstanding at 8-31-99 ..........   $1.80      300,000

              Options granted to CSI* .................   $1.00      600,000
              Options granted relating to acquisitions*   $1.80      710,000
              Options granted relating to loans* ......   $1.80      450,000
              Other employee options granted ..........   $1.80      486,000
              Directors options granted ...............   $1.80      125,000

              Options cancelled .......................   $1.80      (52,000)
              Options exercised .......................   $1.00     (600,000)
                                                                  ----------
              Options outstanding at 5-31-00 ..........   $1.80    2,019,000
                                                                  ==========

              Options exercisable at 5-31-00 ..........   $1.80      575,000
                                                                  ==========
                           *Transactions described below.

          In addition, the Company has granted warrants to purchase its common shares, as summarized below:
                                                         AVERAGE
                                                        EXERCISE  NUMBER OF
                                                          PRICE    SHARES
                                                          -----   ---------

            Warrants outstanding at 8-31-99 ...........    --          --

            Warrants issued to CSI* ...................   $4.75   1,000,000
            Warrants issued relating to acquisitions
              (subject to specific earnings hurdles)* .   $1.00     810,000

                                                                  ---------
            Warrants outstanding at 5-31-00 ...........   $3.07   1,810,000
                                                                  =========

            Warrants exercisable at 5-31-00 ...........   $3.00     250,000
                                                                  =========
                         *Transactions described below


          On September 1, 1999 an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI") went into effect. In partial consideration for the consulting services to be offered by CSI, CSI was granted an option to purchase 600,000 shares of iExalt stock at an exercise price of $1.00 per share on or before six months
                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE F    STOCK OPTIONS AND WARRANTS (continued)

          after the first day upon which the Company's stock begins full reporting, full compliance and publicly trading. CSI exercised this option on April 28, 2000. In addition, CSI was granted 250,000 warrants to purchase common stock at an exercise price of $3.00 per share; 250,000 warrants to purchase common stock at an exercise price of $4.00 per share; 250,000 warrants to purchase common stock at an exercise price of $5.00 per share; and 250,000 warrants to purchase common stock at an exercise price of $7.00 per share. As of the date of grant, the value of these options and warrants was considered immaterial.

          Options and warrants issued in conjunction with acquisitions are described in Note B.

          On January 11, 2000, the board of directors elected to issue stock options at an exercise price of $1.80 per share to any director or officer of the Company for a number of shares equal to the number of dollars loaned to the Company which is either personally guaranteed by any such officer or director, or is made by such officer or director on a non-interest bearing basis. Within the nine months ended May 31, 2000, borrowings and guarantees in the amount of $450,000 had been outstanding pursuant to this agreement. Accordingly, options to purchase an aggregate at 450,000 shares of common stock have been granted.

          SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for each option or warrant grant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of six percent, no dividend yield, an expected volatility of 150% and expected lives of between one and five years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)

NOTE F    STOCK OPTIONS AND WARRANTS (continued)

          Had the compensation cost for all stock options and warrants been determined under the alternative method under SFAS No. 123, the Company's net loss for the three months and nine months ended May 31, 2000 would have changed to the following pro forma amounts:

                                  THREE MONTHS      NINE MONTHS
                                      ENDED            ENDED
                                  MAY 31, 2000     MAY 31, 2000
                                  -------------    -------------

          Net (loss):
                As reported ...   $    (877,238)   $  (2,131,234)
                Pro Forma .....   $  (1,275,150)   $  (4,883,977)

          Basic and diluted net
            (loss) per share:
                As reported ...   $       (0.03)   $       (0.09)
                Pro Forma .....   $       (0.05)   $       (0.20)


          The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.


NOTE G    INCOME TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of May 31, 2000 the Company had accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $2.6 million, resulting in a deferred tax asset of $0.9 million. These carryforwards begin to expire in 2019. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since the Company has had net operating losses since inception, there is no assurance of future taxable income. A valuation allowance has been established to fully offset the deferred tax assets.


NOTE H    LEASES

          The Company's corporate offices are leased on a month-to-month basis from a related party. Management believes that the rent paid by the Company is consistent with market rates for similar office space. The lease expense on the corporate offices during the nine months ended May 31, 2000 was $33,108. The Company's other office and warehouse space are leased under long-term operating leases from third parties. Rental expense attributable to long-term leases for the nine months ended May 31, 2000 was $86,926.

                                  iEXALT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (UNAUDITED)


NOTE I    SUBSEQUENT EVENTS

          Subsequent to the end of the reporting period, the Company completed two additional acquisitions, both with an effective date of July 1, 2000. The Company has acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare management services to hospitals in six states. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock and will receive up to an additional 560,000 shares, depending on certain future financial events and results. The Company's president and board member is also the president and chief executive officer of PremierCare LLC. He will continue to serve both PremierCare (as a subsidiary of iExalt) and iExalt in these same capacities. In addition, three additional key employees of PremierCare LLC executed multi-year employment agreements with iExalt. Also, in connection with the acquisition, the Company repaid certain existing indebtedness of PremierCare LLC on July 10, 2000, in the amount of $677,609 including $85,408 which had been guaranteed by the Company's president.

          The Company has also acquired all of the stock of Keener Communications Group ("Keener"), the publisher of the CHRISTIAN TIMES newspapers based in southern California. Monthly circulation is about 180,000. The former owners of Keener received a total of 450,000 shares of iExalt's common stock. In addition, the president of Keener entered into a five-year employment agreement with the Company and was granted a stock option to purchase 125,000 common shares at an exercise price of $1.80 per share, vesting ratably over five years.

          Due to the recent nature of both acquisitions described above, management cannot yet reasonably calculate goodwill.

          Subsequent to the end of the reporting period, the Company has entered into a funding agreement with a company similar to the arrangements described in Note B. Under this agreement, the Company has advanced funds in the amount of $120,000 in anticipation of completing a definitive acquisition agreement. If an acquisition is not completed, the Company is entitled to repayment of the advance plus interest and a fifty percent ownership interest in the company that received the funds.

          Subsequent to the end of the reporting period, the Company has completed arrangements with a bank for a one-year term loan of $550,000 in addition to its existing $150,000 line of credit. The loan is guaranteed by certain members of the Company's Board of Directors.

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

GENERAL

      iExalt-Texas was incorporated on January 7, 1999. On September 1, 1999, iExalt-Texas consummated a reverse takeover of Sunbelt Exploration, Inc., a Nevada corporation, which had originally been incorporated on April 23, 1979, as Louisiana Northern Gas, Inc. Sunbelt has had no significant operations since 1989. As a reverse takeover, the surviving legal entity was Sunbelt Exploration, Inc., but iExalt-Texas was the acquiror for accounting purposes. Concurrent with the merger, Sunbelt Exploration, Inc. changed its name to iExalt, Inc. ("iExalt", "the Company", "we" or "us").

      On February 4, 1999, we acquired certain intangible assets valued on the accompanying balance sheet at $750 from one of our shareholders in exchange for shares of iExalt common stock.

      On May 31, 1999, we acquired all of the assets and assumed certain liabilities of Hunter Community Interests, LTD. and AgroSource, Inc. (d/b/a NetXpress), a Houston, Texas based Internet Service Provider ("ISP") from certain shareholders of the Company. In this purchase, we issued 3,000,000 shares of common stock and assumed a non-interest bearing note payable to a shareholder for $350,000. The purchase price in excess of the net book value of assets acquired of $314,000 was recognized as a reduction in paid-in capital because the business purchased was under common control.

      On June 21, 1999, we acquired certain tangible and intangible assets of Interactive Communications Concepts of Texas, a Houston, Texas based ISP company, for a combination of $15,000 in cash and 72,000 shares of the Company's common stock. The purchase price in excess of the value of the assets acquired of $6,572 was recorded as goodwill.

      On July 1, 1999, we acquired certain tangible and intangible assets and liabilities of NavPress Software, a Texas general partnership that specializes in developing, manufacturing and marketing various types of software and electronic books for the Christian community. As consideration for this purchase, we executed a non-interest bearing note payable in the amount of $150,000 due in one year and issued 900,000 shares of common stock to the sellers. The note was repaid in full on July 1, 2000. The president of NavPress Software also signed an employment agreement with a one-year term; we are currently negotiating to extend the term of his agreement. The purchase price in excess of the net value of assets acquired of $174,623 was recorded as goodwill. NavPress Software is now conducting business as iExalt Electronic Publishing.

      On October 1, 1999, we acquired WordCross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). As consideration, we issued 850,000 shares of common stock and granted 250,000 common stock options exercisable at $1.80 per share to the former Wordcross shareholders. The options vest in the amount of 50,000 shares per year on each anniversary date of the acquisition over the next five years. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $280,398.

      On October 1, 1999, we also acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company for $60,000 and 60,000 shares of our common stock.

      On November 16, 1999, we acquired Solutions Global, Inc. ("Solutions Global"). As consideration, the shareholders of Solutions Global received 40,000 shares of iExalt common stock and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $72,000.

      Effective December 1, 1999, we acquired all of the stock of Premiere Speakers Bureau, Inc. d/b/a ChristianSpeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers consisted of: (i) 500,000 shares of Company common stock,
(ii) an aggregate $40,000, of which $10,000 was payable at closing, and $5,000 was payable monthly for a period of six months beginning January, 2000, and
(iii) a stock option to purchase an aggregate 250,000 shares of our common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on each anniversary date of the acquisition over the next five years. The former shareholder also entered into a five-year employment agreement with the Company. The transaction was accounted for as a purchase and goodwill in the amount of $501,786 was recorded.

      Effective December 31, 1999, we acquired all of the stock of First Choice Marketing, Inc. ("First Choice"), a Texas corporation, in exchange for 2,302,000 shares of Company common stock, assumption of a $156,000 short-term note payable, and assumption of certain warrant obligations of First Choice by issuance of warrants to purchase 810,000 of our common shares at an exercise price of $1.00. The warrants can only be exercised if First Choice meets certain earnings goals over a three-year period. The shareholders of First Choice are entitled to additional consideration of up to 999,999 shares of our common stock over a three-year period provided these earnings goals and certain employment agreements are satisfied. The president of First Choice entered into a three-year employment agreement with the Company and was granted 150,000 stock options at an exercise price of $1.80 per share which vest ratably over three years and are subject to the same earnings goals. Subsequent to the closing of the transaction, we negotiated an agreement to issue 190,890 registered shares to the principals of Consulting & Strategy International, Inc., for their consulting services in effecting the acquisition. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,926,434. First Choice is now conducting business as iExaltFamily.com.

      Effective May 1, 2000, we acquired the proprietary assets of LIFE PERSPECTIVES, an hour-long radio program broadcast five nights per week in 48 markets for 20,000 shares of Company common stock. An additional 30,000 common shares will be issued over the next three years in the amount of 10,000 shares per year on the anniversary date of the acquisition, subject to the founder's continuing to host the program under an employment agreement with the Company.

      After the reporting period, we completed two additional acquisitions, both with an effective date of July 1, 2000. We acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare management services to hospitals in six states. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock and will receive up to an additional 560,000 shares, depending on certain future financial events and results. Our president and board member is also the president and chief executive officer of PremierCare LLC. He will continue to serve both PremierCare (as a subsidiary of iExalt) and iExalt in these same capacities. In addition, three other key employees of PremierCare LLC executed multi-year employment agreements with iExalt.

      We also acquired all of the stock of Keener Communications Group ("Keener"), the publisher of the CHRISTIAN TIMES newspapers based in southern California. Monthly circulation is about 180,000. The former owners of Keener received a total of 450,000 shares of iExalt's common stock. In addition, the President of Keener entered into a five-year employment agreement with the Company and was granted a stock option to purchase 125,000 common shares at an exercise price of $1.80 per share, vesting ratably over five years.

      We have entered into funding agreements with two separate Internet companies under which we are advancing funds and directing their management, pending the completion of definitive acquisition agreements. Under the agreements with each of these companies, if the acquisition is not consummated, we will be entitled to repayment of the advances with interest plus a fifty percent ownership interest in the company.

      iExalt is implementing its vision to blend the Internet and traditional media to develop and deliver products and services to meet the needs of families, businesses and organizations that share the principles of the Christian community.

RESULTS OF OPERATIONS

      As of May 31, 2000, iExalt operations were all a part of the Christian Internet/Information industry. Within that industry, our primary products and services consisted of:

         - Internet ISP access, Christian portal, and filtering software
         - electronic publishing of books and reference materials (online and CD)
         - CHRISTIAN HAPPENINGS magazine and online Christian events website
         - ChristianSpeakers.com services
         - iExaltFamily.com direct marketing of products and services
         - LIFE PERSPECTIVES radio program

iExalt-Texas, the accounting acquiror, was incorporated on January 7, 1999, and had no revenues or expenses from inception through May 31, 1999. Therefore, the discussion of results analyzes operations for the three months and nine months ended May 31, 2000, but does not compare results to the prior year.

      Our ISP became available nationwide in December, 1999, though our marketing efforts have been limited while we determine the most effective strategy for promoting the service. We anticipate that the results of several summer marketing initiatives will begin to affect ISP operations early in the first quarter of fiscal year 2001. We acquired our portal from Solutions Global in November, 1999, and completed a redesign of the site this quarter. We have continued to see traffic at the site increase. Our filtering software, netFilter Technologies, was acquired in October, 1999. This quarter we announced the completion of our Version 4.0 upgrade and we anticipate to begin shipping the software in the fourth fiscal quarter. As of May 31, 2000, we had licensed the software to approximately 80 customers, from private schools to major federal agencies, who have an aggregate of over 150,000 users. We are planning additional releases to add enhanced features for monitoring and filtering in the coming months. The ISP, portal and filtering software activities are early stage businesses with high growth potential in the next twelve months.

      Our Electronic Publishing business was acquired in July, 1999. Its flagship products, WordSearchBible and LessonMaker continue to perform well. During this quarter, the website was successfully moved to iExalt servers and the first release of online software was launched with the number of downloads exceeding expectations. The core business continues to be seasonal, with November and December being the peak months. Development work continues on a subscription-based online library and an electronic publishing shopping mall, with releases anticipated in the first half of fiscal year 2001.

      The Events division includes iEvents.net (a database of over 10,000 Christian events nationwide) and Wordcross (publisher of CHRISTIAN HAPPENINGS magazine) since its acquisition in October, 1999. When acquired, CHRISTIAN HAPPENINGS magazine was distributed in fourteen regions of the country east of the Mississippi and had a circulation of approximately 250,000. At the end of May 2000, the magazine was distributed in eighteen markets with a bi-monthly circulation of approximately 360,000. We plan to significantly expand publication coverage by the end of fiscal year 2001.

      ChristianSpeakers.com, acquired in December, 1999, recognized very strong revenues in the quarter ending May 31, 2000. Revenue is recognized when a speaking engagement occurs, and therefore the business is seasonal with spring and fall peaks. The backlog of contracted speaking engagements at May 31, 2000, represents approximately $900,000 in future revenue.

      iExaltFamily.com, which commenced initial marketing operations in February, experienced significant growth in the quarter. The first of the official regional launch meetings occurred on June 2000, in the Eastern Region. We anticipate an acceleration in revenues late in the fourth quarter of fiscal year 2000 and throughout fiscal year 2001.

      LIFE PERSPECTIVES radio program, acquired in May, 2000, has been operated by a not-for-profit entity in the past. We believe that this well-established radio program can provide us with the basis for additional growth in this media, marketing and name recognition for iExalt, and profitable operations. We have added 5 stations since our involvement with the program began 7 months ago, bringing the total number of stations served to 48. We anticipate further expanding the number of radio stations carrying the show during the next twelve months.

      Revenues

      Overall revenues were $1,222,483 during the three months ended May 31, 2000 and $2,517,926 for the nine months then ended. Comparison to the prior year is not meaningful; the growth in revenues from one quarter to the next was generated both from acquisitions and internal growth.

      The following table shows a breakdown of the source of our revenues during the periods ended May 31, 2000:

                                                 THREE MONTHS           NINE MONTHS
                                                 ------------           -----------
                                              AMOUNT      PERCENT    AMOUNT      PERCENT
                                             --------------------   --------------------
      ISP/portal/netFilter (1) ...........   $ 50,307        4%     $107,118        4%
      Electronic publishing (2) ..........    284,393       23%      879,179       35%
      CHRISTIAN HAPPENINGS/iEvents.net (3)    270,204       22%      722,513       29%
      ChristianSpeakers.com (4) ..........    462,381       38%      636,857       25%
      iExaltFamily.com (5) ...............    142,818       12%      159,879        6%
      LIFE PERSPECTIVES (6) ..............     12,380        1%       12,380        1%

      The primary sources of revenues are:
            (1) Subscriptions, user fees, and advertising
            (2) Product sales
            (3) Advertising and ticket service fees
            (4) Speaker fees
            (5) Merchandise and services, distributorships, and member fees
            (6) Sponsorship advertising

      Cost of Sales and Services

      The Cost of Sales and Services was $891,952 during the three months ended May 31, 2000, and $1,868,936 for the nine months then ended. Gross Profit (Revenues less Cost of Sales and Services) was $330,531 and $648,990 for the respective three-month and nine-month periods.

      The following table shows a breakdown of the source of our Cost of Sales and Services during the periods ended May 31, 2000:

                                                 THREE MONTHS           NINE MONTHS
                                                 ------------           -----------
                                              AMOUNT      PERCENT    AMOUNT      PERCENT
                                             --------------------   --------------------

      ISP/portal/netFilter(1) ...........   $ 78,444         9%    $314,945         17%
      Electronic publishing(2) ..........    151,977        17%     451,952         24%
      CHRISTIAN HAPPENINGS/iEvents.net(3)    171,946        19%     455,815         24%
      ChristianSpeakers.com(4) ..........    379,592        43%     516,804         28%
      iExaltFamily.com(5) ...............     99,170        11%     118,597          6%
      LIFE PERSPECTIVES(6) ..............     10,823         1%      10,823          1%

      The Cost of Sales and Services consist primarily of:
            (1) Internet connection costs, communication costs, and personnel
            (2) Materials, royalties, and direct labor
            (3) Printing, shipping, credit card fees and direct labor
            (4) Payments to speakers
            (5) Merchandise costs and commissions
            (6) Direct labor

      Selling, General and Administrative

      The selling, general and administrative costs for iExalt were $1,167,900 for the three months ended May 31, 2000, and $2,685,927 for the nine months then ended. These costs reflect the effects of completing six acquisitions during the nine-month period and the costs necessary to support an aggressive plan of acquisitions and rapid internal growth.

      The following table shows a breakdown of the source of our Selling, General and Administrative costs during the periods ended May 31, 2000:


                                                 THREE MONTHS           NINE MONTHS
                                                 ------------           -----------
                                              AMOUNT      PERCENT    AMOUNT      PERCENT
                                             --------------------   --------------------
      ISP/portal/netFilter (1)              $205,021         18%   $ 397,471        15%
      Electronic publishing (2)              122,713         10%     388,181        14%
      CHRISTIAN HAPPENINGS/iEvents.net (3)   124,654         11%     290,468        11%
      ChristianSpeakers.com (4)               54,580          5%     124,149         5%
      iExaltFamily.com (5)                   188,170         16%     325,466        12%
      Corporate overhead (6)                 472,762         40%   1,160,192        43%

      Selling, General and Administrative costs consist primarily of:
            (1) Personnel and advertising
            (2) Personnel and advertising
            (3) Personnel and communication services
            (4) Personnel and advertising
            (5) Personnel, advertising and travel
            (6) Personnel and professional fees


LIQUIDITY AND CAPITAL RESOURCES

      As of May 31, 2000, iExalt had $1,930,001 in current assets, $1,227,188 in current liabilities and a retained deficit of $2,467,097. We had net losses of $877,238 for the three months ended May 31, 2000 and $2,131,234 for the nine months then ended. Negative cash flow from operations for the nine months ended May 31, 2000 was $2,233,522.

      To fund the development of its Internet/Information products and services, iExalt offered through a Private Placement up to two million shares of common stock at a price of $1.80 per share. Under this private placement, iExalt has issued 1,915,389 shares of unregistered common stock for cash invested of $3,447,700 from sixty-six accredited investors as of May 31, 2000. In addition, on April 28, 2000, holders of an option to purchase 600,000 shares of our common stock at a price of $1.00 per share exercised their option, paying us $600,000.

       iExalt's working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. iExalt's on-going business will require substantial working capital. We anticipate that iExalt will need to raise additional capital in order to succeed and to continue in business. Since inception, iExalt has experienced negative cash flow from operations and will continue to experience negative cash flow for some time into the future. As of May 31, 2000, iExalt's regular monthly cash operating expenditures exceed its monthly cash receipts by approximately $350,000. As a result of the two management and funding agreements described earlier, our negative monthly cash flow is expected to increase to about $450,000. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company intends to rely upon external sources for liquidity. As of May 31, 2000, the Company's sources of external and internal financing are limited.

       On December 17, 1999, the Company increased its revolving line of credit with a bank from $50,000 to $150,000. The line of credit is secured by a personal guarantee of a shareholder of the Company. The line of credit was fully drawn down during December and January, and it was fully repaid on March 7, 2000. In addition, in January and February, 2000, the Company borrowed $300,000 from a shareholder of the Company, which was fully repaid on March 21, 2000. In conjunction with the acquisition of PremierCare LLC, we repaid certain existing indebtedness of PremierCare LLC on July 10, 2000, in the amount of $677,609 including $85,408 which had been guaranteed by the Company's president. We have completed arrangements with a bank for a one-year term loan of $550,000 in addition to our line of credit. The loan is guaranteed by certain members of the Company's Board of Directors.

      iExalt has not entered into any arrangements with any other financial institutions or third parties to provide additional financing. If iExalt is unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, iExalt may be required to significantly reduce the scope of its presently anticipated activities.

      Management believes that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations of its businesses as of May 31, 2000. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of the Company's business plans. Our current working capital may not be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position.

      Substantial amounts of our common stock soon will be eligible for sale in the public market, which may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or to use stock as a currency for our acquisition program.

      Of the 27,404,954 shares of common stock issued and outstanding (as of June 15, 2000), we believe that approximately 2,671,390 of the shares are freely tradable without restriction or further registration under the Securities Act. The remaining shares will become eligible for resale subject to Rule 144 as follows:

             DATES THAT HOLDING PERIOD EXPIRES              NUMBER OF SHARES
             ---------------------------------              ----------------

                      September 2000                           18,483,666
                       October 2000                               973,000
                      November  2000                               50,000
                      December  2000                            2,802,000
                       January 2001                                35,000
                      February  2001                              252,278
                          Later                                 2,137,620

      In general, under Rule 144, a person (or persons whose shares are aggregated) including an affiliate, who has beneficially owned such shares for one year, may sell in the open market within any three-month period a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock or (ii) the average weekly trading volume in our common stock on the OTC Bulletin Board during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on the manner of sale, notice requirements and availability of current public information about us. A person (or persons whose shares are aggregated) who is deemed not be have been an "affiliate" of ours at any time during the 90 days preceding a sale by that person and who has beneficially owned his shares for at least two years, will be able to sell his shares in the public market under Rule 144(k) without regard to the volume limitations, manner of sale provisions, notice requirements or availability of current information referred to above. Restricted shares properly sold in reliance upon Rule 144 are thereafter freely tradable without restrictions or registration under the Securities Act, unless thereafter held by our affiliates.

PLAN OF OPERATIONS

      iExalt is building an integrated set of products and services in the Christian Internet/Information market, through internal development and strategic acquisitions. We are working to establish a cohesive presence in both the "real" world and the "virtual" world. Many services are already available and others are in various stages of development. In addition, with the acquisition of PremierCare LLC as of July 1, 2000, we have launched our Health Services Division. This new line of services, which is already profitable, expands our activities into a second, high-growth industry.

      Our Internet/Information business can be divided, based on target markets, into Business to Consumer ("B2C") and Business to Business ("B2B") groups. The B2C group consists of Internet-related products and services designed to support the needs of families and organizations that share the principles of the Christian community. Services already available in this group are a nationwide filtered ISP, a comprehensive Christian portal website, free web-based e-mail, electronic publication of Christian books and educational material, Christian events websites and the CHRISTIAN HAPPENINGS magazine, a Christian speakers bureau, and direct marketing of discounted products and services for the family. Websites included in this set of services are iexalt.net, iexalt.com, iexaltmail.com, wordsearchbible.com, ievents.net, christianhappenings.com, christianspeakers.com, and iexaltfamily.com.

      The B2B service is licensing the Company's filtering technology to businesses, schools, libraries, government agencies, and other organizations. The Company's filter can run on a licensee's server and be configured to filter out the types of content specified by the licensee. In addition to the filtering function, our technology provides a variety of user-level monitoring capabilities. The Company offers this service under the name netFilter Technologies which is located on the Internet at netfilter.com.

      The Company's plan of operations is to aggressively continue the development and acquisition of related products and services. Increased resources will also be dedicated to branding and marketing both existing and future products.

      The Company's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has succeeded in raising significant cash as of May 31, 2000, such cash may not be sufficient to assure its continuation as a going concern and the Company may in the future experience significant fluctuations in its results of operations. These fluctuations may result in volatility in the price and/or value of the Company's common stock. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable or remain a going concern.

FORWARDING-LOOKING STATEMENTS

      This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet,
(iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to have been incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

Part II - Other Information

Item 2 - Changes in Securities

      The following sales of unregistered securities occurred during the three months ended May 31, 2000, in private transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended.

      The Company offered to accredited investors through a Private Placement up to two million shares of unregistered common stock at a price of $1.80 per share. Pursuant to this Private Placement, the Company issued 1,465,111 shares of unregistered common stock for cash invested of $2,637,200 from 47 accredited investors between March 1, 2000 and May 31, 2000. The Company has committed to pay six percent of the offering proceeds raised to registered brokers as finder's fees related to the sale of common stock subject to this offering. This payment may be in cash or common stock. As of May 31, 2000, finder's fees of $42,720 have been paid and 11,520 shares of unregistered common stock have been issued.

      Effective September 1, 1999, the Company entered into an agreement for consulting services with Consulting & Strategy International, Inc., ("CSI"). As partial consideration for the consulting services to be offered by CSI under the agreement, CSI was granted an option to purchase 600,000 shares of the Company's common stock at $1.00 per share. This option was assigned to two accredited investors and was exercised on April 28, 2000, with iExalt issuing 600,000 shares and receiving $600,000.

      During the three months ended May 31, 2000, we issued a total of 26,444 unregistered shares of our common stock to seven investors for services valued at $47,600. An additional 5,133 shares of unregistered common stock were issued to an accredited investor for a receivable in the amount of $9,239.

      Effective May 1, 2000, we acquired the proprietary assets of LIFE PERSPECTIVES, an hour-long radio program broadcast five nights per week in 48 markets for 20,000 shares of Company common stock. An additional 30,000 common shares will be issued over the next three years in the amount of 10,000 shares per year on the anniversary date of the acquisition, subject to the founder's continuing to host the program under an employment agreement with the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

EXHIBIT                       DESCRIPTION OF EXHIBIT

  3.1 Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 29, 2000 as filed with the Commission on April 14, 2000).

  3.2   Amended Bylaws of the Company as adopted on April 24, 1979 (filed as
        Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 29, 2000 as filed with the Commission on April 14, 2000).

*27.1   Financial Data Schedule
---------------------
*  Filed herewith

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended May 31, 2000:

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

                                           iEXALT, INC.

July 14, 2000                              /s/ James W. Carroll
                                           -----------------------
                                               James W. Carroll
                                               Vice President and
                                               Chief Accounting Officer