Form 10KSB
period 2000-08-31
IEXALT INC
filed 2000-11-29
CIK 313625

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

For the fiscal year ended August 31, 2000
Commission File Number: 000-09322

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

           Securities registered pursuant to Section 12(b) of the Act:

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the twelve months ending August 31, 2000 were $4,276,883.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on November 15, 2000 was $12,354,455. As of November 15, 2000 the registrant had 33,522,282 shares of common stock outstanding.

Documents Incorporated by Reference: The Registrant's Notice of Annual Meeting of Shareholders and Definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III of the report.

                                TABLE OF CONTENTS

                                     PART I

ITEMS
                                                                           PAGE

ITEM 1.    DESCRIPTION OF BUSINESS........................................   2
ITEM 2.    DESCRIPTION OF PROPERTIES......................................  13
ITEM 3.    LEGAL PROCEEDINGS..............................................  13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  14

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......  15
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.....  16
ITEM 7.    FINANCIAL STATEMENTS...........................................  21
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................  22

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............  23
ITEM 10.   EXECUTIVE COMPENSATION.........................................  23
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  23
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  23
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............................  23

                                     PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

            Some of the statements contained in this Form 10-KSB for iExalt, Inc. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. iExalt, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o the success or failure of management's efforts to implement their business strategy;
o     the ability to raise sufficient capital to meet operating requirements;
o     the uncertainty of consumer demand for iExalt's products;
o     the ability to compete with major established companies;
o     the effect of changing economic conditions;
o     the ability to develop profitable operations;
o     the ability to assimilate acquisitions in a profitable manner;
o     the ability to attract and retain quality employees; and
o     other risks which may be described in future filings with the SEC.

      iExalt, Inc. does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for iExalt's ongoing obligation to disclose material information as required by the Federal Securities laws.

GENERAL

      HISTORY

      iExalt, Inc. was formerly Sunbelt Exploration, Inc., ("Sunbelt"), which originally was incorporated as Louisiana Northern Gas, Inc., a Nevada corporation on April 23, 1979. Sunbelt changed its name to iExalt, Inc., in connection with a reverse merger on September 1, 1999, with iExalt, Inc., a Texas corporation ("iExalt-Texas"). iExalt-Texas was the acquiror in the reverse merger for accounting purposes. iExalt-Texas had been incorporated on January 7, 1999.

      From the date of its organization until approximately 1989, Sunbelt was primarily engaged in the exploration, development and production of oil and gas reserves. From 1989 until September 1, 1999 Sunbelt had no significant operations. In February 1990, the U.S. Bankruptcy Court approved an Amended Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Plan") for Sunbelt. The Plan was affirmed by a Final Decree of the Court on May 11, 1993.

      On September 1, 1999 Sunbelt acquired 100% of the stock of iExalt-Texas, for 18,393,666 shares of Sunbelt common stock. At the conclusion of the transaction 20,874,166 shares of stock were issued and outstanding. (Subsequent to the stock record date, 30,000 additional share were issued as of August 31, 1999, pursuant to the iExalt-Texas Private Placement, described later.) Prior to that event, at a shareholders' meeting of Sunbelt held on August 30, 1999 the shareholders of Sunbelt voted to change the name of the corporation to iExalt, Inc. and elected Jack I. Tompkins, Donald Sapaugh, Morris Chapman, Jonathan C. Gilchrist and Hunter M. A. Carr to the board of directors. Joe Reynolds was elected to the Board subsequent to that event. In connection with the reorganization, Sunbelt shareholders adopted and approved the Amended and Restated Articles of Incorporation, which authorized changing the name of Sunbelt Exploration, Inc. to iExalt, Inc. Any references to "iExalt", "the Company", "we" or "us" refer to activities of iExalt including activities of iExalt-Texas prior to the reverse merger on September 1, 1999.

      DEVELOPMENTS PRIOR TO THE REVERSE MERGER

      iExalt is a company formed to meet the needs of the Christian community. Our mission is to develop and deliver products, services and Internet solutions to support families, businesses and other organizations that share Christian principles and values. We are developing and acquiring proprietary products and services to perform our mission.

      iExalt-Texas was incorporated in Texas on January 7, 1999, with the issuance of 11,250,000 shares to the founding shareholders. On February 4, 1999, we acquired certain intangible assets from one of our shareholders in exchange for 750,000 shares of iExalt common stock.

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

      On June 21, 1999, we acquired certain tangible and intangible assets of Interactive Communications Concepts of Texas, a Houston, Texas based ISP company, for a combination of $15,000 in cash and 72,000 shares of the Company's common stock. These acquisitions formed the basis for us to begin offering nationwide filtered Internet access.

      On July 1, 1999, we acquired certain tangible and intangible assets and liabilities of NavPress Software, a Texas general partnership that specializes in developing, manufacturing and marketing various types of software and electronic books for the Christian community. As consideration for this purchase, we executed a non-interest bearing note payable in the amount of $150,000 and issued 900,000 shares of common stock to the sellers. This acquisition formed the basis for iExalt Electronic Publishing.

      RECENT DEVELOPMENTS

      On October 1, 1999 we acquired all of the issued and outstanding stock of WordCross Enterprises, Inc. d/b/a Christian Happenings, of Columbus, Ohio for 850,000 shares of common stock of iExalt. Options to purchase 250,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to employment agreements with the former owners. Christian Happenings magazine is a bi-monthly events publication that had a circulation of 250,000 in thirteen regions when acquired and now has a circulation of 360,000 in eighteen regions covering the states east of the Mississippi River plus Texas and Oklahoma. The events information from Christian Happenings is available online at www.IEVENTS.NET. Christian Happenings also supplies ticketing services for events throughout the country.

      As a platform for its filtering technology, iExalt acquired all of the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 in exchange for 60,000 shares of our common stock plus $60,000. This acquisition gave iExalt proprietary control over its own filtering technology.

      On November 16, 1999, we acquired Solutions Global, Inc., for 40,000 shares of iExalt common stock. Options to purchase 60,000 shares of our common stock at $1.80 per share vest ratably over three years on the anniversary date, subject to employment agreements with the former owners. Solutions Global had developed a Christian portal website which became the basis for our portal site, www.iExalt.com. This website serves as a starting point for families and church leaders seeking to find Christian-based Internet content and leadership resource materials. Links are provided to various channels such as news, weather, kid's activities, sports and religion, as well as all of our other websites.

      Effective December 1, 1999, we acquired all of the stock of Premiere Speakers Bureau, Inc. d/b/a ChristianSpeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration consisted of 500,000 shares of our common stock and $40,000. Options to purchase 250,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to an employment agreement with the former owner. ChristianSpeakers.com is a leading speakers bureau of Christian speakers.

      Effective December 31, 1999, we acquired all of the stock of First Choice Marketing, Inc. ("First Choice"), a Texas corporation, in exchange for 2,302,000 shares of Company common stock, assumption of a $156,000 short-term note payable, and certain contingent shares, warrants and options based on reaching specific earnings goals. We also issued 190,890 shares to the principals of Consulting & Strategy International, Inc., for their consulting services in effecting the acquisition. First Choice launched its network marketing of benefit and financial plans under the name of iExaltFamily.com in the spring of 2000.

      Effective May 1, 2000, we acquired the proprietary assets of LIFE PERSPECTIVES, an hour-long radio program broadcast five nights per week in 48 markets with an estimated audience of 170,000, for 20,000 of our common shares. An additional 30,000 common shares will be issued over the next three years in the amount of 10,000 shares per year on the anniversary date of the acquisition, subject to the founder's continuing to host the program under an employment agreement with the Company.

      Effective July 1, 2000, we acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare counseling services for senior citizens at hospitals in five states. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock and will receive up to an additional 560,000 shares, depending on certain future financial events and results. Our current chairman, chief executive officer, and president was also the president, chief executive officer, and a 22.8% indirect owner of PremierCare LLC. He will continue to serve both iExalt and PremierCare (as a subsidiary of iExalt) in these same officer capacities.

      Our print publications were expanded with the acquisition of Christian Times newspapers effective July 1, 2000, through the acquisition of all of the issued and outstanding stock of Keener Communications Group, Inc., for 450,000 shares of our common stock. Options to purchase 125,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to an employment agreement with the former owner. Keener publishes Christian Times newspapers monthly with a circulation of 180,000 in eight editions in southern California.

      SUBSEQUENT EVENTS

      On September 13, 2000, the Chairman of the Board and Chief Executive Officer Jack I. Tompkins, Board member Jim P. Wise, and the Chief Operating Officer Kirwin Drouet resigned. Both the Board of Directors and the resigning directors and officers stated that the resignations resulted from philosophical management differences and were unrelated to operating performance or accounting issues. Donald W. Sapaugh, who was the President of iExalt, was elected as our Chairman and Chief Executive Officer.

      In late September, 2000, we re-evaluated our business mix and projected cash flows which resulted in the disposition of two businesses and the decision to terminate our acquisition efforts on a third business. After disappointing early results, we divested all of our interest in First Choice to the management of that subsidiary for their assumption of future liabilities. And, in order to remain focused on our mission, we divested ourselves of our filtering software and related technologies to the management of that function for their assumption of future liabilities, while retaining the rights to use the filtering software in our ISP business and to market it in the Christian market. Our management believed that the effort to take this technology to other markets would have diverted too much of our capital and management attention away from our central mission. We terminated the acquisition of a start-up Internet company with which we had signed a funding agreement in April 2000, because of our perception of delays in business prospects necessary for it to reach positive cash flow. The value of goodwill and intangible assets on our books as of August 31, 2000, relating to First Choice and the prospective acquisition were fully impaired and written down to zero within the year then ended. The carrying value of the filtering and related software was reduced to the value of future cost savings that we estimate will be realized by having our own filtering technology rather than having to license it as is generally the case with other filtered ISPs. In addition to writing off the associated assets and paying expenses through the time of disposition, we have made a supplemental payment of $25,000 to First Choice and have issued 150,000 shares of our common stock to the filtering software acquirer and 100,000 shares to the terminated acquisition target. We have a note receivable from the filtering software acquirer of $84,359 and a note receivable from the terminated acquisition target of $368,112, the latter of which has been fully reserved due to the low likelihood of collection. Also, as a result of the funding agreement, we retained a 49% interest in the acquisition target unless the note is paid in full by January 1, 2001.

      On September 29, 2000, we acquired an indirect seven percent interest in Sonora Behavioral Health Hospital, LLC, a 30+ bed psychiatric hospital in Arizona. Management believes this acquisition provides us with an opportunity to expand our counseling activities. Our interest is held through Integral Behavioral Health Service, Inc., in which we acquired a seven percent interest in exchange for 150,000 shares of our common stock.

      On October 3, 2000, we acquired all of the stock of ListenFirst.com, Inc., which operates a music news website, for 60,000 shares of our common stock. If certain revenue and profit levels are reached over the next three years, a maximum of 50,000 additional shares of common stock will be issued. This acquisition provides us with another element to our mix of Internet websites oriented to the Christian market. Management also believes it provides potential synergies with radio programs and Christian events.

      On October 18, 2000, we acquired substantially all of the assets of Northwest Christian Journal for 37,500 shares of our common stock plus $7,500. Northwest Christian Journal is a monthly Christian newspaper with a circulation of about 20,000 published in the Seattle area. The newspaper is being renamed Northwest Christian Times and is now operated by our Christian Times subsidiary.

      On October 24, 2000, we acquired all of the outstanding stock of CleanWeb, Inc., another filtered ISP, for 2,313,000 shares. iExalt is combining the operations of iExalt.net and CleanWeb, but will continue to market under both names. With the addition, we have over 7,000 subscribers to our filtered ISP services.

      On October 29, 2000, we acquired all of the assets of Christian Blue Pages, LLC in exchange for 60,000 shares of our common stock and 25%-50% of the first year's advertising revenues. Christian Blue Pages produces a "yellow pages" of Christian businesses in four editions in southern California. Its operations are now conducted through our Christian Times subsidiary.

      Effective November 1, 2000, we acquired the assets of Rapha from PsyCare America, LLC, expanding our counseling services to Christian inpatient mental health management. Under the terms of the acquisition, we issued 200,000 shares of common stock; if the average price of our common stock for the twenty trading days preceding October 29, 2002, is less than $5.00 per share, we will issue additional shares so that the total shares issued when multiplied by the average price described above equals $1.0 million. Our chairman, chief executive officer, and president had been president of Rapha Treatment Centers from 1987 to 1996, prior to its sale to PsyCare America, LLC.

      On November 21, 2000, in exchange for 30,000 shares of our common stock, we acquired from Alive Communications all of its speaker contracts and speaking engagements relating to the Christian market. Alive is a leading provider of speakers to the Christian community. Their business will be combined with ChristianSpeakers.com.

      In addition to these completed acquisitions, in June 2000, we entered into a funding agreement with an Internet company under which we are advancing funds and directing their management, pending the completion of a definitive acquisition agreement. Under the funding agreement, if the acquisition is not consummated, we will be entitled to repayment of the advances with interest plus a fifty percent ownership interest in the company. As of November 29, 2000 the acquisition is still anticipated but has not been consummated.

      BUSINESS SEGMENTS

      Our operating units are grouped into three business segments: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. At yearend, Internet & Technology Applications consisted of our ISP (iExalt.net), Electronic Publishing, our filtering technology, our portal (iExalt.com), ChristianSpeakers.com, iExaltFamily.com, and the Life Perspectives radio program. Since yearend, within this business segment, we have disposed of iExaltFamily.com and the filtering software (outside of its use in the Christian market) and we have added ListenFirst.com, contracts from Alive Communications, and CleanWeb. Print Publications consisted of Christian Happenings and Christian Times at yearend. Since the fiscal yearend, we added Northwest Christian Journal and Christian Blue Pages. Healthcare Services consisted of PremierCare at yearend and, since that time, we added our interest in Sonora Behavioral Health Hospital and Rapha. See Note L to the Financial Statements and Item 6. below for financial information by segment.

INDUSTRY BACKGROUND

      CHRISTIAN MARKET

      When Americans are asked if they are Christians, over 80% respond that they are. While many do not attend churches on a regular basis, they share Christian principles and values. This large cross-section of America, particularly families, constitutes our target market. The Christian market cuts across the estimated 149 million Internet users in America and across the 39 million Americans who are age 65 or over. With respect to the Internet, a study that is now over one year old found that 25 million adults access the Internet each month for religious purposes.

      The Internet provides a unique and universal media that can support the efforts of local churches by uniting them with Christians around the world. The Internet presents a platform from which millions can be reached and strengthened through the development of community and the delivery of high quality information resources.

      THE INTERNET AND THE WORLD WIDE WEB

      The Internet is a global collection of thousands of computer networks interconnected to enable organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information, and conduct business. The Internet was historically used by a limited number of academic institutions, defense contractors and government agencies. It was used primarily for remote access to host computers and for sending and receiving electronic mail. Today, commercial organizations and individuals are dominating the use of the Internet. Recent technological advances, improved microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have enabled the Internet to be integrated into the operations, strategies, and activities of countless organizations and individuals.

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

      The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing, and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provides additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have many of the costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. Online retail sales in the U.S. in 1999 were estimated to be $20 billion; in 2004 they are projected to be $184 billion. Online advertising in the U.S. in 1999 was estimated to be $3 billion; in 2004 it is projected to be $22 billion.

      RECENT PROBLEMS FOR CONTENT PROVIDERS AND E-RETAILERS

      Despite the tremendous potential of the Internet, beginning earlier this year, a large number of Internet companies, particularly consumer-oriented content providers and e-commerce retailers, have announced layoffs or closures, with further layoffs and closures expected to continue for at least the near term. In addition, other cash-strapped Internet companies have sought combination with their competitors or more traditional "old economy" companies in an effort to survive. Many theories have been suggested for this phenomena including an over supply of e-commerce securities offerings, a more selective initial public offering market, a tightening financing market, increased competition from traditional brick-and-mortar chains, and a return to a traditional form of stock analysis. Many Internet companies were running deep losses as they spent heavily on personnel and marketing, and had come to rely on regular external cash infusions to fund operations. As these financing dollars dried up, several of these companies had to either liquidate or enter into unfavorable financing arrangements and/or initiate extensive cost saving measures.

      HEALTHCARE COUNSELING SERVICES FOR SENIORS

      Demand for elderly healthcare services is steadily increasing, driving family members to the Internet for information and in search of vital resources. The U.S. population of people age 65 and older, already 39 million, is expected to double by 2030. Among the elderly, 15 to 20 percent suffer from significant symptoms of mental illness, particularly depression, but less than 5 percent receive appropriate care. Serving this market is particularly meaningful for iExalt since this demographic segment embraces the Christian faith at a higher rate than any other segment. Currently over $100 billion is spent on healthcare for seniors.

      THE ROLE OF iExalt, INC.

      It is our goal to deliver products, services, and technology solutions that protect and promote the values of the family based on Christian principles. This includes effective screening of offensive and destructive content through our filtered Internet service. In addition, we have developed an effective portal through which families and members of the target market can access information they seek on the Internet. We have added to our web presence through websites for Christian Happenings, Christian Times, ListenFirst, ChristianSpeakers, and PremierCare, and we expect to continue to add depth and breadth to our Internet offerings.

      The market for printed Christian periodicals is a highly fragmented industry. We produce a leading group of events-based Christian magazines with Christian Happenings and a leading Christian newspaper with Christian Times. We expect to continue to add to these publications both through acquisition and launches of editions in new geographic areas.

      Similarly, the market for partial hospitalization geriatric psychiatric counseling services is a highly fragmented market. Providing Christian-oriented services to those in need of health services is a valuable and profitable service that we can provide. PremierCare is a leading provider of these services in the U.S.

PRODUCTS AND SERVICES - INTERNET & TECHNOLOGY APPLICATIONS

      iExalt.NET

      At www.iExalt.NET, we provide server-based filtered ISP service to families, businesses and organizations. We have purchased and integrated two ISPs in the Houston area and provide nationwide service through two national backbone providers. The ISP provides a controlled, filtered access to the Internet that generally prevents users from accessing pornography, hate sites, bomb building and other objectionable Internet sites. Unlike many filtered ISPs, we own our filtering software and this software provides not only filtering based on a continually-updated database of offensive Internet addresses, but also through a proprietary dynamic heuristic filter that evaluates unknown webpage content "on the fly". With acquisition of CleanWeb in October, 2000, we have over 7,000 users, making us one of the leading Christian filtered ISPs. We expect to continue to expand our presence in this market though acquisition and internal growth.

      iExalt ELECTRONIC PUBLISHING

      Our Electronic Publishing division, in business since 1988, publishes hundreds of books and reference works in CD ROM format. Using the foundation of this content, we will develop and deploy Web-based content products. Its website address is www.WordSearchBible.com.

      iExalt.com

       At www.iExalt.com, we have developed a comprehensive Christian resource website to serve as the primary portal to the Internet and to our complete family of services. iExalt.com will function as both a gateway to the complete family of iExalt Internet services, and as a starting point for Christian references throughout the Internet. We have included communication tools such as Christian discussion groups, chat rooms, bulletin boards, and web-based email into the portal.

       In the next year, through development and acquisition, we expect to build our portal into a high traffic site with additional features for singles, prayer requests, and a sense of community that will connect to and promote the complete family of our businesses and services. iExalt.com is designed to become an income source through the sale of advertising and through promotional alliances with businesses and Christian organizations that want to promote their products to the Christian community.

      LISTENFIRST.com

      Acquired in October, 2000, www.ListenFirst.com is a leading online Christian music news site. It combines original editorial content with interactive online audio and video. The site provides world premiers, daily music news, album and concert reviews, interviews, artist biographies, music videos, digital downloads and contests. The Christian artists promoted on ListenFirst have the potential to gain increased exposure to the Christian market through our integrated products and services.

      CHRISTIANSPEAKERS.com

      Founded in 1990, ChristianSpeakers.com is a leading Christian speakers' bureau in the United States. The company coordinates with other agencies throughout the country to match clients with the appropriate speakers, including athletes, business representatives, entertainers and other inspirational speakers. In November 2000, we added the Christian speakers and contracts of Alive Communications. The Internet has driven significant growth to this business from our website www.christianspeakers.com.

      LIFE PERSPECTIVES RADIO

      Life Perspectives is a live call-in radio program that seeks to provide individuals with positive encouragement and insight from a distinctively Christian-based perspective. The hour-long program, which is distributed by USA Network, airs nightly in more than 45 markets nationwide and is also available on the Internet. In addition to issues of faith, the program covers social, financial, legal and Internet topics. Information is available online at www.iExaltRADIO.com. Don Hawkins, the host, founded the radio program in 1990. This program provides multiple opportunities to promote other iExalt products and services, as well as providing another medium for Christian advertisers.

PRODUCTS AND SERVICES - PRINT PUBLICATIONS

      CHRISTIAN HAPPENINGS

       Christian Happenings, in business since 1983, publishes a bi-monthly periodical promoting Christian events that is circulated in 18 regions east of the Mississippi and in Texas and Oklahoma to over 360,000 readers, representing an increase of five regions and 110,000 readers since its acquisition. We intend to continue the expansion of its circulation into additional regions west of the Mississippi. Christian Happenings also provides ticketing services to numerous events each year. We expect to expand the ticketing services of Christian Happenings and to use the talent and information collected from the publishing enterprise to populate both www.christianhappenings.com and our events website, www.iEvents.net.

       The Christian community has historically been an event-oriented culture. Recognizing this inclination, we have developed a nationwide calendar of Christian events at www.iEvents.net. The calendar currently has over 7,500 events listed across the nation targeted to Christians of all ages and denominations. This product allows Internet users to quickly determine what events are available in their community. It will allow artists, speakers, and churches the potential to promote events to their community at very little cost

      CHRISTIAN TIMES

      Christian Times is a leading newspaper in the Christian Newspaper Association. Christian Times is published in eight regional editions in California with a monthly circulation of approximately 180,000 copies. Distributed through churches and individual subscriptions, the newspaper reports on current events from a Christian perspective, focusing on traditional family values and church trends. Its website address is www.CHRISTIANTIMES.com. In addition to providing another cost-free avenue for advertising the entire line of iExalt products and services, Christian Times provides a valuable source of content for our online event resources. In October, 2000, we made two additions to the operations of Christian Times by acquiring Northwest Christian Journal, a newspaper in the Seattle area with a monthly circulation of 20,000, and by acquiring Christian Blue Pages, a Christian yellow pages directory produced in four editions in southern California. We plan to develop a nationwide chain of regional Christian newspapers that will further enhance our content and drive traffic to our web sites.

PRODUCTS AND SERVICES - HEALTHCARE SERVICES

      PREMIERCARE

      PremierCare is a healthcare management company focusing on the mental health needs of senior citizens. Formed in 1996 to meet the needs of senior adults struggling with mental health issues, the company provides healthcare management services to hospitals nationwide, currently managing geriatric programs in five states. PremierCare provides turnkey management, including administrators, nurses, counselors, other therapy personnel and physicians. It is a leading provider of partial hospitalization programs for geriatric psychiatric counseling in the U.S. In September 2000, through our acquisition of a seven percent interest in the Sonora Behavioral Health Hospital, we have added another opportunity to expand our counseling activities.

      RAPHA

      In October 2000, we expanded our healthcare services into Christian inpatient mental health management with the acquisition of Rapha from PsyCare America, LLC. When it was an independent company, Rapha Treatment Centers generated management fee revenues in excess of $30 million in 1993. With current management fee revenues running at an annual rate of only $1.2 million, we believe significant growth opportunities exist.

SALES AND MARKETING

      We have begun to deploy a multi-faceted marketing approach intended to leverage the cross-marketing potential of our products and services. For example, Christian Happenings magazine is used to market the filtered ISP and Electronic Publishing products as well as to promote iEvents. No single client exceeds five percent of our annual revenue.

      Recognized leaders and affinity groups (churches, para church organizations, seminaries, ministries, etc.) play a major role within the Christian community. One of our key marketing strategies is to leverage the strong relationships that Company management has within the Christian community and to build alliances with these affinity groups for the marketing of services to group constituents. Through key relationships and ministry alliances, we believe we will have the opportunity to introduce the members of these ministries to iExalt products. Management believes the customer acquisition cost of this marketing program is lower than traditional marketing techniques with a better potential for retention.

      By providing access to the Christian market through a variety of media -- print, radio, and the Internet -- we have positioned ourselves uniquely within the Christian community. Marketing to this group has historically entailed advertising with a wide variety of highly fragmented companies to reach the Christian market through multiple media. We now offer advertisers a single source for reaching the community through printed media, radio, and the Internet.

COMPETITION

      Management believes iExalt is unique in the breadth of offerings it has to reach the Christian community and serve its needs. We face competitors in all areas, but no competitors that have our reach across different media. Our printed publications have a combined circulation of nearly 600,000; our radio audience is about 170,000; and our Internet sites are approaching 2 million pageviews per month. Within a year, we are targeting circulation of 750,000; a radio audience of 1 million; and monthly pageviews of 10 million. We believe that this will give us a distinct competitive advantage over time.

      Our competition will fall into two broad analytical categories. First, we will experience competition from large well-financed Internet and technology companies seeking to dominate various Internet markets. Second, we will face direct competition from competitors attempting to attract similar target markets.

      The number of users of major Internet providers such as America On-Line, Mindspring and Internet America has grown dramatically in recent years. In addition, electronic commerce and Internet services markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. We will be competing with a variety of other companies in the service and technology areas that are currently being pursued. iExalt.net will face competition from existing filtered Internet companies such as Rated-G, FamilyClick, Mayberry USA, Family.net and Integrity OnLine, and we expect other major companies to begin expanding filtering options in the next year. With the CleanWeb acquisition, we have now become a significant filtered ISP, but still relatively small as compared to the leading ISP companies.

      In other sectors of operations, we face significant competition in the marketplace as well. Several nonprofit companies have initiated Internet portals aimed at serving the Christian community such as Christianity.com. In addition, CrossWalk.com, Inc. has established itself as a public company and early leader in providing information and business services to this target market. We may also face competition from other well-financed Internet start-up companies targeting the same target market. With the rationalization of Internet companies that began in the early summer, we have seen at least one significant portal competitor, iBelieve.com, go out of business.

      iExalt's electronic publishing products face competition from other electronic publishers such as Logos, BibleSoft and FindEx (Parson's Technology). It is expected that some or all of these competitors of iExalt Electronic Publishing will create Internet-based products competitive with our plans for online libraries. We also expect to see traditional Christian print publishers compete with our Internet products, including Zondervan, Thomas Nelson and Broadman Holman.

      The principal competitive factors affecting the market for our services are the ability to attract customers at favorable customer acquisition costs, operate Web sites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain services at satisfactory prices. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources.

      The Internet is a rapidly developing communication medium that presents competitive challenges from the introduction of new technologies, new software capabilities, new marketing strategies and new business models. Because we are a direct provider of Internet access and Web hosting services, we will face competitive challenges from each new emerging technology.

      In our healthcare business segment, we face significant competition. The partial hospitalization and out-patient mental care industry is a highly competitive industry. We expect that this industry will become even more competitive in the future given the continuing health care cost containment pressures. We compete with numerous other companies providing similar psychiatric service alternatives. We currently operate in five states, and each community in which we operate provides a unique market. In markets where we have competition, our competitors include other companies that provide out-patient psychiatric services and private psychiatric and psychological counselors.

      We expect to face increased competition from new market entrants as out-patient psychiatric services for seniors receives increased attention and the number of states which include out-patient psychiatric services for seniors in their Medicaid waiver programs increases. These new market entrants will include publicly and privately held companies, including not for profit corporations. Some of our present and potential competitors are significantly larger and have, or may obtain, greater financial resources than we do. Consequently, we cannot guarantee that we will not encounter increased competition in the future which could limit our ability to attract clients or expand our business and could have a material adverse effect on our financial condition and results of operations and prospects.

PERSONNEL

      As of October 15, 2000, iExalt had 122 persons (of whom 86 were full-time employees) working in various phases of the business. No employees or contractors are covered by a collective bargaining agreement. Management considers relations with its employees and contractors to be satisfactory.

      We plan to continue to expand our operations and expect that significant expansion of the operations will be required in order to address potential market opportunities. This rapid growth is expected to place a significant strain on management, operational and financial resources. Our new employees will include a number of key managerial and technical employees who will need to be integrated into the management team. We will also need to expand our accounting and technical staff. Our current personnel, systems, procedures and controls may not be adequate to support future operations, management may not be able to identify, hire, train, retain, motivate and manage required personnel or management may not be able to manage and exploit existing and potential market opportunities successfully.

      Our success will be significantly impacted by our ability to attract and maintain key personnel. In particular, our success depends on the continued efforts of our senior management team. The loss of the services of any executive officers or other key employees could have a material adverse effect on our business. If we are unable to manage growth effectively, our business will be materially adversely affected.

      Our business is labor intensive. There is significant competition for employees with the skills required to perform the services that we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be successful in attracting a sufficient number of highly-skilled employees in the future, or may not be successful in retaining, training and motivating employees, and any inability to do so could impair the ability to adequately manage and complete existing projects and to bid for or obtain new projects. If our employees are unable to achieve expected performance levels, our business could be adversely affected.

      In the Healthcare Services segment, we compete with other providers of both short-term and long-term psychiatric care with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance our wage and benefits packages in order to compete. In addition to the program director (which is typically a counselor or nurse), we provide registered nurses, mental health workers, therapists or masters of social work, and community education/patient education coordinators. We cannot guarantee that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

INTELLECTUAL PROPERTY

      Our success is dependent, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, non-disclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We acquired proprietary rights to URL's such as iExalt.com, iExalt.net, netFilter.com, iEvents.net, etc. and will seek to protect our brand in the marketplace. In addition, we have rights to the source code to netFilter software acquired from netFilter Technologies. We have entered into confidentiality agreements with our employees and contractors, and generally require that consultants and clients enter into such agreements, and limit access to and distribution of proprietary information. Despite these efforts to protect such proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that is proprietary. We may not be able to secure significant protection for service marks or trademarks. It is possible that competitors will adopt product or service names similar to ours, possibly leading to customer confusion. Policing unauthorized use of our proprietary information is difficult, and litigation may be necessary to enforce or protect such intellectual property rights or to defend against claims of infringement or invalidity. The steps in this regard may not be adequate to deter misappropriation of proprietary information or we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

      During the fiscal year ended August 31, 2000, we spent approximately $108,000 in product research and development costs.

REGULATION

      Our Internet & Technology Applications and Print Publications are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase the cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse affect on our business.

      Our Healthcare Services are subject to significant government regulation. PremierCare provides contract management services; we are not a provider of care. We do not have a provider number for any healthcare service, nor are we required to have a provider number. However, hospitals that offer programs managed by us recover all of the program costs through direct payments received from Medicare and related co-payments. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Our revenues and profitability will be affected if these efforts are successful. Also, there has been, and our management expects that there will continue to be, a number of proposals attempting to reduce the federal and some state budget deficits by limiting reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on our business, financial condition, results of operations and prospects.

      The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid. The BBA requires the Secretary of Health and Human Services to establish and implement a prospective payment system under which hospitals offering our programs will be reimbursed on a per diem basis for cost reporting periods beginning on and after October 1, 2000. In November 1999, President Clinton signed into law the Medicare, Medicaid and State Children's Health Insurance Programs Balanced Budget Refinement Act ("Budget Refinement Act") which reduces some of the reimbursement cutbacks under the BBA. The Budget Refinement Act delays implementation of cost-cutting measures and increases payments from the BBA to some sectors of the health care industry. The extent of the relief provided by the Budget Refinement Act to the industry is estimated to be $16 billion over five years.

      On April 7, 2000, the Health Care Financing Administration issued the final rule related to Medicare program prospective payment systems for hospital outpatient services. Under the final rule, which became effective August 1, 2000, hospital outpatient reimbursement transitioned from a cost-based reimbursement system to an ambulatory payment classification (fee schedule) system. Under this system, services related to partial hospitalization will be reimbursed at approximately $202 per patient day. These changes could change the way hospitals contract for their services with PremierCare.

      The hospitals offering programs that we manage are subject to federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

      State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the BBA expand the penalties for health care fraud, including broader provisions for the exclusion of providers from Medicare and Medicaid programs. We have established policies and procedures that we believe are sufficient to ensure that our programs will be operated in substantial compliance with these anti-fraud and abuse requirements.

While we believe that our business practices are consistent with program criteria, those criteria are often vague and subject to interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations or cash flows.

      The development and operation of out-patient and partial hospitalization psychiatric programs are subject to federal laws, and state and local licensure, certification and inspection laws that regulate among other matters:

         o  the number of licensed facilities
         o  the provision of services
         o staffing, including professional licensing and criminal background checks
         o  operating policies and procedures
         o  environmental matters
         o  physical design and compliance with building and safety codes
         o  confidentiality of medical information
         o  safe working conditions
         o  family leave, and
         o  disposal of medical waste.

      In the ordinary course of our business, we have never received notices of deficiencies for failure to comply with any regulatory requirements.

      Health care and related services is an area of extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology, which may be applied retroactively, may have a dramatic effect on:

         o  the definition of permissible or impermissible activities
         o  the relative costs associated with doing business, and
         o the amount of reimbursement by both government and other third-party payors.

      Congress and state legislatures, from time to time, consider and enact various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Also, public debate of these issues can be expected to continue in the future. We cannot predict the ultimate timing or effect of legislative efforts or their impact on us. We cannot guarantee that either the various states or the federal government will not impose additional regulations upon our activities which might adversely affect our business, financial condition, results of operations or prospects.

ITEM 2.    DESCRIPTION OF PROPERTIES

      We own no real property and currently rent office space under leases of various terms in the following metropolitan areas: Houston TX, Austin TX, Columbus OH, Marmet WV, Nashville TN, and San Diego CA. We use central offices in Houston for executive, marketing, administrative, finance and management personnel. Other locations are the offices for our various subsidiaries. In addition, our ISP operations are co-located at a secure location of Level 3 Communications, Inc., in Houston, providing both a high degree of redundancy and security as well as improved access speeds by sitting directly on a backbone of the Internet.

ITEM 3.    LEGAL PROCEEDINGS

      Subsequent to yearend, a shareholder holding demand notes payable totaling $545,000 has made demand for payment though his attorney. The Company is negotiating to reach a mutually acceptable alternative repayment plan.

      In October 2000, we have received written demand from three shareholders who purchased shares of our common stock in March and May 2000, claiming the right to 647,930 additional shares of our common stock based on claimed anti-dilution provisions associated with their initial investment. The three shareholders are The Haskell Maurice Limited Partnership, Houston Partners Blalock Ventures Limited Partnership, and Houston Partners Technology Group, LLC. We are currently evaluating this claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Prior to September 1, 1999, there was no trading market for our common stock; however, our common shares were eligible for quotation on the OTC Electronic Bulletin Board under the symbol "SUNX." On September 13, 1999, we changed the symbol of our common stock to "IXLT" and began trading on the OTC Bulletin Board on September 13, 1999. The nature of the market for common stocks on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the common stock since inception as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   -------
First Quarter                                                 $  6.00    $  2.00
Second Quarter                                                $ 10.88    $  3.00
Third Quarter                                                 $ 18.03    $  2.13
Fourth Quarter                                                $  2.31    $  1.13

      On November 15, 2000, the last bid price of iExalt's common stock as reported by the OTC Bulletin Board was $0.6250. Transfer agent records show that as of November 15, 2000, there were approximately 3,448 record owners of our common stock.

      It is our current policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. iExalt does not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

      During the three months ended August 31, 2000, we issued unregistered shares of our common stock in the following transactions which we have not previously disclosed in our last three Quarterly Reports on Form 10-QSB:

         o During the fiscal year we issued a total of 11,334 shares to two persons for various services rendered on behalf of iExalt.

      We believe these transactions, and those disclosed in prior Reports, were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access to information about iExalt. None of the foregoing transactions, or those disclosed in prior Reports, involved any underwriters, underwriting discounts or commissions.

      During the fiscal year we have granted options and warrants as described below for which shares have not been registered and which we have not previously disclosed in our last three Quarterly Reports on Form 10-QSB:

         1. Effective September 1, 1999, we granted 486,000 in options to employees to vest one-third each on each subsequent September 1. As of our fiscal yearend, 60,000 had been cancelled for former employees that had left. The exercise price is $1.80 per share.

         2. Effective September 1, 1999, we granted options to purchase 50,000 shares at $1.80 per share to a Director. These options vested immediately.

         3. On May 11, 2000, we granted options to purchase 75,000 shares at $1.80 per share to a Director. These options vested immediately.

         4. On June 16, 2000, we granted 375,000 in options to employees to vest one-third each on each subsequent September 1. The exercise price is $1.80 per share.

         5. On June 16, 2000, we granted 150,000 in options to an employee to vest on September 1, 2000 with an exercise price of $1.80 per share.

         6. On June 16, 2000, we granted warrants to purchase 11,867 shares at $1.80 to Houston Partners Technology Group LLC as part of their compensation for raising funds under our Private Placement. These warrants vested when granted.

         7. On July 12, 2000, we granted options to purchase 125,000 shares at $1.80 to the owner of Keener Communications Group in conjunction with his employment agreement. The options vest ratably over the next five anniversary dates.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion should be read together with our financial statements, which are included elsewhere in this Form 10-KSB. The following discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements. For a discussion of certain limitations inherent in such statements, see "Forward-looking Statements" below.

      For a description of the history and development of iExalt, see the "General" discussion under Item 1. above. Since January 1999, we have completed nineteen acquisitions, disposed of two operations, and cancelled one prospective acquisition. As of our fiscal yearend, we are currently producing revenues at an annual rate of about $9.5 million. We are aggressively implementing our vision to blend the Internet and traditional media to develop and deliver products and services to meet the needs of families, businesses and organizations that share the principles of the Christian community. We group our operations into three business segments: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services.

      Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer-oriented content providers and e-commerce retailers. Beginning earlier this year, a large number of these Internet companies have announced layoffs or closures, with further layoffs and closures expected to continue for at least the near term. In addition, other cash-strapped Internet companies have sought combination with their competitors or more traditional "old economy" companies in an effort to survive. Many theories have been suggested for this phenomena including an over supply of e-commerce offerings, a more selective initial public offering market, a tightening financing market, increased competition from traditional brick-and-mortar chains, and a return to a traditional form of stock analysis. Many Internet companies were running deep losses as they spent heavily on personnel and marketing, and had come to rely on regular external cash infusions to fund operations. As these financing dollars dried up, several of these companies had to either liquidate or enter into unfavorable financing arrangements and/or initiate extensive cost saving measures.

      The health care services industry is currently experiencing market-driven reforms from forces within and outside the industry pressuring health care and related companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care service providers' margins, as larger buyer and supplier groups exert pricing pressure on health care providers. We cannot predict the ultimate timing or effect of these market-driven reforms. We cannot guarantee that any of these reforms will not have a material adverse effect on our financial position, results of operations or cash flows.

      On April 7, 2000, the Health Care Financing Administration issued the final rule related to Medicare program prospective payment systems for hospital outpatient services. Under the final rule, which became effective August 1, 2000, hospital outpatient reimbursement transitioned from a cost-based reimbursement system to an ambulatory payment classification (fee schedule) system. Under this system, services related to partial hospitalization will be reimbursed at approximately $202 per patient day. These changes could change the way hospitals contract for their services with PremierCare.

PLAN OF OPERATIONS

      We plan to assemble the means to reach the Christian community through a broad variety of media. Through our mix of media -- print, radio, and Internet -- we can promote and deliver products and services that are meaningful to our target market. By owning multiple channels, we believe that we are unique in the marketplace and can achieve competitive advantage in bringing product to our community and in offering access to our community to potential advertisers. In addition, we plan to develop alliances with various ministries that will enhance our ability to connect with our target market.

      We are expanding our offerings in all three of our business segments. In Internet & Technology Applications, we have expanded to become a leading filtered ISP, a leading provider of electronic Christian reference materials, a leading source of speakers for Christian events, a robust and growing Christian portal/community, a nightly radio presence for 170,000 Christian listeners, and a leading voice on Christian music. We have an online subscription product in development and scheduled for beta release in December 2000. We expect to continue to grow this business segment aggressively through both internal development and acquisition. In Print Publications, we now reach nearly 600,000 with Christian newspapers on the west coast and Christian events magazines primarily in the east and central parts of the U.S. Our plans are to produce both newspapers and events magazines nationwide. We expect to achieve this through a combination of acquisitions and internal growth. In Healthcare Services, we made our first acquisition in July 2000, and have since made two additional acquisitions with more in the planning stages. Providing Christian-oriented services to those in need of health services is a valuable and profitable service that we can provide, and also promote through our diverse media channels to draw-in clients from our target market. As we continue to expand all three of our segments, we anticipate continued growth in the number of employees. Growth in plant and equipment will also continue, but our current businesses are not capital asset intensive.

      Our capital needs and liquidity are described in the "Liquidity and Capital Resources" section below.

RESULTS OF OPERATIONS

      As of August 31, 2000, Internet & Technology Applications consists of our ISP (iExalt.net), Electronic Publishing, our filtering technology, our portal (iExalt.com), ChristianSpeakers.com, iExaltFamily.com, and the Life Perspectives radio program; Print Publications consists of Christian Happenings and Christian Times; and, Healthcare Services consists of PremierCare.

      iExalt-Texas, the accounting acquiror, was incorporated on January 7, 1999, and had limited revenues or expenses from inception through August 31, 1999. In fiscal year 1999, the only business we conducted were ISP operations beginning on May 31, 1999, and electronic publishing beginning on July 1, 1999. In fiscal year 2000, we have added Internet content sites, a speakers bureau, a benefits marketing group, a radio program, an events magazine publication, a Christian newspaper, and healthcare counseling services for seniors. Therefore, the results of operations for fiscal year 2000 are not comparable to the results for the same period in 1999. Much of the discussion of results analyzes operations solely for the twelve months ended August 31, 2000.

      Several of our products and services have a significant seasonality to their revenues. In particular, Electronic Publishing is expected to have about 50% of its annual sales in the five months of September through January; the five months April through August are usually the weakest, generating about 33% of annual sales. ChristianSpeakers, which recognizes revenues when speaking events occur, recognizes peak monthly revenues in March, April, May, September, and October and troughs in November, December, July and August which may be 50% or less than in the peak months. Christian Happenings also experiences weak revenue in the months preceding the yearend holidays and the summer vacation season, when there are fewer events. Christian Times revenues in the quarter ending May 31 are about 15% above and for the quarter ending November 30 about 15% below the average for the year. Our only business that maintains a backlog of business is ChristianSpeakers, which may contract for speaking engagements up to a year (or more) ahead of the actual engagement. Revenues are not recognized until the engagement occurs. At August 31, 2000, the backlog of contracted speaking engagements represented approximately $891,000 in future revenue.

      Our net loss for the twelve months ending August 31, 2000 was approximately $7,739,000. However, this loss includes the large non-cash write-offs of assets associated with businesses that we disposed of in September, 2000, as described in Item 1. above. We impaired the carrying value of the assets at the end of August because we did not recover the cost of the associated goodwill and intangible assets in the subsequent dispositions. This resulted in writing off $2,934,000 related to First Choice, $380,000 related to the terminated acquisition effort, and $137,000 related to the filtering technology.

      In addition, we recorded three other large unusual non-cash expenses during the year. We recorded an expense of $398,000 relating to 250,000 shares of common stock issued to Consulting and Strategy International, Inc. for consulting services beyond their contractual obligations (and registered on our Form S-8 filed August 17, 2000). Second, we recorded $261,000 in expense to increase the allowance for bad debt associated with a receivable of PremierCare that is over one year old. Third, interest expense of $92,000 was recorded as the value of options granted to the Chairman and Chief Executive Officer in connection with his no-interest loan to the Company during the year.

      Excluding these non-cash unusual expenses, the loss for the year was approximately $3,537,000.

      REVENUES

      Revenues were $4,276,883 for the year ended August 31, 2000 compared with $180,933 last year. Our revenues by segment for the two years are shown below. As of yearend the annualized revenue run rate was approximately $3.5 million for Internet & Technology Applications, $2.5 million for Print Publications, and $3.5 million for Healthcare Services.

                                       Fiscal Yr 2000         Fiscal Yr 1999
                                       --------------         --------------
                                     AMOUNT      PERCENT    AMOUNT      PERCENT
      REVENUES                      --------------------   --------------------

      Internet & Technology
        Applications                $2,556,492       60%   $180,933        100%
      Print Publications             1,094,891       25%         -          - %
      Healthcare Services              625,500       15%         -          - %

      Internet & Technology Applications generate revenues from product sales, speaker fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues are revenues earned from hospitals for providing services in accordance with our contracts.

      COST OF SALES AND SERVICES

      The Cost of Sales and Services was $3,329,654 for the year ended August 31, 2000 compared with $142,684 last year. Our Cost of Sales and Services by segment for the two years are shown below.

                                       Fiscal Yr 2000         Fiscal Yr 1999
                                       --------------         --------------
                                     AMOUNT      PERCENT    AMOUNT      PERCENT
      COST OF SALES AND SERVICES    --------------------   --------------------

      Internet & Technology
        Applications                $2,164,047       65%   $  142,684      100%
      Print Publications               788,492       24%           -        - %
      Healthcare Services              377,115       11%           -        - %

      Cost of Sales and Services for Internet & Technology Applications include royalties, direct labor, payments to speakers, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consist of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services are primarily direct personnel costs.

      SELLING, GENERAL AND ADMINISTRATIVE

      Selling, General and Administrative costs were $4,956,706 for the year ended August 31, 2000 compared with $370,308 last year. This year's costs include approximately $563,000 in non-cash expense for stock issued for services (including the $398,000 transaction described above in this "Results of Operations" section) and $261,000 in non-cash increase in allowance for doubtful accounts relating to PremierCare. Selling, General and Administrative costs by segment for the two years are shown below.

                                       Fiscal Yr 2000         Fiscal Yr 1999
                                       --------------         --------------
      SELLING, GENERAL AND           AMOUNT      PERCENT    AMOUNT      PERCENT
      ADMINISTRATIVE                --------------------   --------------------

      Internet & Technology
        Applications                $2,396,691       48%   $   75,755       20%
      Print Publications               361,449        7%           -        - %
      Healthcare Services              430,373        9%           -        - %
      Corporate overhead             1,768,193       36%      294,533       80%

      Selling, General and Administrative costs for Internet & Technology Applications include primarily personnel and advertising costs. Selling, General and Administrative costs for Print Publications consist of personnel and communication services. Healthcare Selling, General and Administrative costs are primarily personnel, travel and transportation. Corporate overhead costs are mostly personnel and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 31, 2000, iExalt had $1,295,486 in current assets, $2,894,951 in current liabilities and a retained deficit of $8,075,282. We had a net loss of $7,739,419 for the year ended August 31, 2000. Negative cash flow from operating activities for period was $3,348,033.

      To fund the development and implementation of our business plan, we offered through a Private Placement up to two million shares of common stock at a price of $1.80 per share. Under this private placement, we have issued 1,915,389 shares (including 30,000 shares in fiscal 1999) of unregistered common stock for cash invested of $3,447,700 (including $54,000 in fiscal 1999) from sixty-six accredited investors. We closed the Private Placement offering in June 2000. In addition, holders of options to purchase 600,000 shares of our common stock at a price of $1.00 per share exercised their options in April 2000. As detailed in agreements dated July 27, 2000, and filed as Exhibits to our Registration Statement on Form S-8 dated August 17, 2000, the exercise of those options was rescinded and the option period was extended. The options were exercised subsequent to filing the S-8 in August 2000.

      In January and February 2000, a shareholder loaned $300,000 to iExalt and was repaid in March 2000. In August 2000 shareholders loaned funds to iExalt on demand notes totaling $207,000 and an additional $55,000 was loaned by a shareholder in September 2000. A shareholder loan of $350,000 was assumed in May 1999 with the acquisition of NetXpress. Demand for payment has been made by a shareholder on notes totaling $545,000 and the company is currently negotiating to arrange payment.

      On December 17, 1999, we increased our revolving line of credit with a bank from $50,000 to $150,000. The line of credit is secured by a personal guarantee of a shareholder of the Company. The line of credit was fully drawn down during December and January, and it was fully repaid in March 2000. In conjunction with the acquisition of PremierCare LLC, we repaid certain existing indebtedness of PremierCare LLC in July 2000, in the amount of $677,609 including $85,408 which had been guaranteed by the Company's president. In July 2000, we borrowed $550,000 from a bank under a term loan that is due on June 30, 2001 and in August 2000, fully drew down our line of credit, which comes up for renewal on December 18, 2000. The term loan is guaranteed by certain shareholders. The guarantor of our line of credit has indicated that he will not renew his guarantee on the line or term loan. The Company is considering alternatives to secure, replace, or repay the line of credit and term loan when they expire, in December and June, respectively.

      Subsequent to August 31, 2000, we raised $1,072,000 in new capital and expect to complete a transaction that has been announced to raise an additional $1,200,000. On September 20, 2000, we agreed to issue $500,000 in convertible debentures with interest 1/2% above prime, and convertible into common stock at the lesser of $0.50 per share or 50% of the current market price and to grant five-year warrants to purchase 1,000,000 shares at an exercise price of $1.13 per share. The debentures and warrants were granted one-half to Travin Partners LLLP and one-half to TCA Investments, Inc. The original due date of October 20, 2000, for the debentures has been extended to January 15, 2001. On September 25, 2000, we granted options to the principals of Consulting and Strategy International Inc. to purchase 600,000 shares at an option price of $0.02 as compensation for extra services since August, 2000. The underlying shares were registered on our Form S-8 filed with the Commission on October 6, 2000, and we received $12,000 to exercise the options on October 10, 2000. On October 17, 2000, we sold 879,906 unregistered shares of common stock to an accredited investor for $560,000. In November 2000, we agreed to terms for issuing convertible debentures for $1,200,000. The agreement is with Thomson Kernaghan & Co. Limited and provides for two year debentures carrying a 10% accumulating interest and convertible into common shares at 75% of the average closing bid price for the 10 trading days before the closing date or the conversion date, whichever price is less. Upon closing, we would issue five-year warrants to purchase 1,250,000 shares of our common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. Definitive agreements have not been signed, and while the proposed transaction has been announced, there is no guarantee that the transaction will be consummated. The agreed terms provide for closing on or before December 1, 2000, and for filing a registration statement within thirty days of closing.

      In addition, on September 16, 2000, we agreed to issue 300,000 shares to Sunstate Equity Trading, Inc., a Florida corporation, as compensation for consulting services as a financial advisor to the company.

      Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Our on-going business will require substantial working capital. We anticipate that we will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time into the future. As of October 31, 2000, our regular monthly cash operating expenditures exceed our monthly cash receipts by approximately $225,000. Current estimates indicate that Print Publications are operating at approximate breakeven, subject to seasonal variation; Healthcare Services are generating about $25,000 in cash flow per month; Internet & Technology Applications are losing about $125,000 per month (primarily in ISP operations and portal operations); and overhead costs are being incurred at the rate of about $125,000 per month. However, our overall "burn rate" is anticipated to be reduced to $100,000 per month by early next calendar year. Further improvements are anticipated that could produce breakeven cash flow from operating activities by summer, 2001. Nonetheless, it is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, we intend to rely upon external sources for liquidity. As of August 31, 2000, our sources of external and internal financing are limited.

      We have not entered into any arrangements with any other financial institutions or third parties to provide additional financing, other than as described above. If we are unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, we will be required to significantly reduce the scope of our presently anticipated activities or may fail as a going concern.

      Substantial amounts of our common stock have recently or soon will become eligible for sale in the public market, which may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or to use stock as a currency for our acquisition program. Of the 33,522,282 shares of common stock issued and outstanding (as of November 15, 2000), we believe that approximately 4,121,390 of the shares are freely tradable without restriction or further registration under the Securities Act. Many of the remaining shares have recently or soon will become eligible for resale subject to Rule 144 as follows:

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

      In general, under Rule 144, a person (or persons whose shares are aggregated) including an affiliate, who has beneficially owned such shares for one year, may sell in the open market within any three-month period a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock or (ii) the average weekly trading volume in our common stock on the OTC Bulletin Board during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on the manner of sale, notice requirements and availability of current public information about us. A person (or persons whose shares are aggregated) who is deemed not to have been an "affiliate" of ours at any time during the 90 days preceding a sale by that person and who has beneficially owned his shares for at least two years, will be able to sell his shares in the public market under Rule 144(k) without regard to the volume limitations, manner of sale provisions, notice requirements or availability of current information referred to above. Restricted shares properly sold in reliance upon Rule 144 are thereafter freely tradable without restrictions or registration under the Securities Act, unless thereafter held by our affiliates.

      Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We may in the future experience significant fluctuations in our results of operations. Such fluctuations may result in volatility in the price and/or value of our common stock. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, we believe that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations. We may never achieve profitability. We will be required to obtain additional financing or capital to attain profitable operations, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. As of November 29, 2000, our sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which will not be achieved in the near term, if ever), and until such time, we will rely upon external sources for liquidity. We believe that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and our business plan. However, our anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of our business plans or our revenues may not be realized as projected. Our current working capital may not be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. We may not ever become profitable and could fail as a going concern.

FORWARD-LOOKING STATEMENTS

       This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to have been incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 7.    FINANCIAL STATEMENTS

ACCOUNTING AND FINANCIAL DISCLOSURE

      iExalt's financial statements are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information required in response to this Item 9 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by the report.

ITEM 10.    EXECUTIVE COMPENSATION

      The information required in response to this Item 10 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by the report.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in response to this Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by the report.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by the report.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           See "Index to Exhibits" below which lists the documents filed as exhibits herewith.

      (b)  Reports on Form 8-K:

           Form 8-K dated July 26, 2000 reporting the acquisition by iExalt of PremierCare, LLC.

           Form 8-K dated July 27, 2000 reporting the acquisition by iExalt of Keener Communications Group.

                                INDEX TO EXHIBITS

      EXHIBIT NUMBER    DESCRIPTION
      --------------    -----------
           3.1          Restated Articles of Incorporation of the Company (filed
                        as Exhibit 3.1 to the Company's Quarterly Report on Form
                        10-QSB for the quarter ending February 29, 2000, as filed with the Commission on April 14, 2000, is incorporated herein by reference).

           3.2 Amended Bylaws of the Company as adopted on April 24, 1979 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 29, 2000, as filed with the Commission on April 14, 2000, is incorporated herein by reference).

           4.1 Registration Rights Agreement, dated June 28, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           4.2 First Addendum to Registration Rights Agreement, dated June 30, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           4.3 Investor's Rights Agreement, dated October 24, 2000 by and among iExalt, Inc., certain shareholders of iExalt, and Ted L. Parker (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

           *4.4 Convertible Debenture issued to TCA Investments, Inc. on September 20, 2000.

           *4.5 Convertible Debenture issued to Travin Partners LLLP on September 20, 2000.

           *4.6         Warrants issued to TCA Investments, Inc. on September
                        20, 2000.

           *4.7         Warrants issued to Travin Partners LLLP on September 20,
                        2000.

           10.1 Exchange Agreement among the Company, iExalt, Inc.-Texas, and the Shareholders of iExalt, Inc.-Texas dated August 12, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.2         Company's Directors' Stock Option Plan (filed as Exhibit
                        2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.3 Company 1998 Stock Option Plan (filed as Exhibit 2.2 to the Company's Current Report on 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.4 Contract for Sale and Purchase of Wordcross Enterprises, Inc. between the Company and Wordcross Enterprises, Inc. d/b/a Christian Happenings dated October 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1999, is incorporated herein by reference).

           10.5         Employment Agreement - Stan Coffee (filed as Exhibit
                        10.2 to the Company's Annual Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).

           10.6 Employment Agreement - Ed Novak (filed as Exhibit 10.3 to the Company's Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).

           10.7 Services Agreement between Consulting & Strategy International, Inc. and the Company (filed as Exhibit
                        10.4 to the Company's Annual Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).

           10.8 Stock Purchase Agreement between the Company and Christian Speakers, Inc. dated December 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 16, 1999, is incorporated herein by reference).

           10.9 Stock Purchase Agreement between the Company and First Choice Marketing, Inc. dated December 31, 1999 (filed as
                        Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000, is incorporated herein by reference).

           10.10 Agreement and Plan of Reorganization, dated June 28, 2000, among iExalt, Inc. and its Merger Subsidiaries and PremierCare, LLC and its Direct and Indirect Members (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.11 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PCII Combination Corp., and PremierCare Investors, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.12 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PBH Combination Corp., and Premier Behavioral Healthcare, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.13 Agreement and Plan of Reorganization, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group and its Shareholders (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           10.14 Agreement of Merger, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           10.15 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

           10.16 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

           *21.1        List of Subsidiaries

           *23.1        Independent Auditors' Consent

           *27.1        Financial Data Schedule
      ---------------
           *Filed herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              iExalt, INC.

                              By:  /s/ DONALD W. SAPAUGH
                                   ---------------------------------------------
                                   Donald W. Sapaugh, Chairman/Chief Executive
                                     Officer/President
                                   November 29, 2000

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                        CAPACITY                       DATE
      ---------                        --------                       ----
/s/ DONALD W. SAPAUGH    Director, Chairman of the Board,      November 29, 2000
Donald W. Sapaugh          Chief Executive Officer and
                           President (Principal Executive
                           Officer)

/s/ JAMES W. CARROLL     Chief Financial Officer and Chief     November 29, 2000
James W. Carroll           Accounting Officer (Principal
                           Financial and Accounting Officer)


/s/ HUNTER M. A. CARR    Director                              November 29, 2000
Hunter M. A. Carr


/s/ VICTORIA R. A. CARR  Director                              November 29, 2000
Victoria R. A. Carr


/s/ MORRIS H. CHAPMAN    Director                              November 29, 2000
Morris H. Chapman

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                       ------
    Independent Auditor's Report .....................................   F-2
    Consolidated Balance Sheet .......................................   F-3
    Consolidated Statements of Operations ............................   F-4
    Consolidated Statements of Changes in Shareholders' Equity .......   F-5
    Consolidated Statements of Cash Flows ............................   F-6
    Notes to Consolidated Financial Statements .......................   F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of iExalt, Inc.

We have audited the accompanying consolidated balance sheet of iExalt, Inc. and Subsidiaries as of August 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended August 31, 2000 and the period January 7, 1999 (date of inception) through August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iExalt, Inc. and Subsidiaries at August 31, 2000 and the results of its operations and its cash flows for the year ended August 31, 2000 and the period January 7, 1999 (date of inception) through August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements and more fully discussed in Note A to the financial statements, the Company's recurring losses from operations, negative working capital, and retained deficits raise substantial doubt about its ability to continue as a going concern. Additionally, subsequent to yearend, demand for payment has been made on $545,000 of notes payable. The Company expects to continue to suffer losses and negative cash flow from operations for perhaps all of the year ended August 31, 2001. If the financing transaction described in Note N is not consummated, or projected revenues do not meet Management's expectations, or costs exceed projections, the Company will be required to obtain substantial additional financing or capital in order to continue as a going concern. Management's plans in regards to these matters are also discussed in Note A. If the Company is unable to continue as a going concern, assets as now reflected on the accompanying consolidated balance sheet, would be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its debt and credit obligations as they become due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  HARPER & PEARSON COMPANY
     Harper & Pearson Company

Houston, Texas
November 21, 2000
                          iEXALT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2000

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents .................................     $   278,164
    Accounts receivable, trade, net of allowance for
       doubtful accounts of $358,998 ..........................         665,180
    Accounts receivable, affiliate ............................          86,384
    Inventory .................................................          68,510
    Prepaid expenses and other current assets .................         197,248
                                                                    -----------

    TOTAL CURRENT ASSETS ......................................       1,295,486
                                                                    -----------

PROPERTY AND EQUIPMENT, net ...................................         717,025
                                                                    -----------

OTHER ASSETS
    Goodwill and other intangible assets, net .................       2,462,244
    Other assets ..............................................         272,853
                                                                    -----------

                                                                    $ 4,747,608
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings .....................................     $   241,678
    Notes payable to shareholders .............................         557,000
    Current maturities of long-term debt ......................         613,037
    Current maturities of obligations under capital
       lease ..................................................           8,235
    Accounts payable, trade ...................................         622,007
    Accounts payable, affiliate ...............................          20,633
    Deferred revenue ..........................................         323,035
    Other accrued liabilities .................................         509,326
                                                                    -----------

    TOTAL CURRENT LIABILITIES .................................       2,894,951
                                                                    -----------

LONG-TERM DEBT ................................................          90,050
OBLIGATIONS UNDER CAPITAL LEASE ...............................           8,024

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares
      authorized, no shares issued and outstanding ............            --
    Common stock, $.001 par value, 100,000,000 shares
      authorized, 28,646,876 shares, issued and
      outstanding .............................................          28,647
    Paid-in capital ...........................................       9,810,457
    Receivable from shareholder ...............................          (9,239)
    Retained deficit ..........................................      (8,075,282)
                                                                    -----------

    TOTAL SHAREHOLDERS' EQUITY ................................       1,754,583
                                                                    -----------

                                                                    $ 4,747,608
                                                                    ===========
See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED AUGUST 31, 2000 AND
            FROM INCEPTION (JANUARY 7, 1999) THROUGH AUGUST 31, 1999

                                                     2000              1999
                                                 ------------      ------------

REVENUES ...................................     $  4,276,883      $    180,933
COST OF SALES AND SERVICES .................        3,329,654           142,684
                                                 ------------      ------------
GROSS PROFIT ...............................          947,229            38,249

SELLING, GENERAL, AND ADMINISTRATIVE .......        4,956,706           370,308
DEPRECIATION AND AMORTIZATION ..............          201,907             5,370
IMPAIRMENT OF LONG LIVED ASSETS ............        3,451,407              --
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................       (7,662,791)         (337,429)

OTHER INCOME (EXPENSES)
       Interest income .....................           34,399             2,182
       Interest expense ....................         (111,027)             (616)
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................       (7,739,419)         (335,863)
INCOME TAXES ...............................             --                --
                                                 ------------      ------------

NET LOSS ...................................     $ (7,739,419)     $   (335,863)
                                                 ============      ============

BASIC LOSS PER SHARE .......................     $      (0.31)     $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING .............................       25,138,146        13,925,889
                                                 ============      ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED AUGUST 31, 2000 AND
            FROM INCEPTION (JANUARY 7, 1999) THROUGH AUGUST 31, 1999

                                                    COMMON STOCK                          RECEIVABLE                      TOTAL
                                              -------------------------     PAID-IN          FROM         RETAINED     SHAREHOLDERS'
                                                SHARES        AMOUNT        CAPITAL      SHAREHOLDER      DEFICIT         EQUITY
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - January 1, 1999 .................          --     $      --     $      --      $      --      $      --      $      --

   Issuance of stock to founders ..........    11,250,000        11,250          --          (11,250)          --             --

   Issuance of stock for acquisitions .....     4,722,000         4,722      (314,521)          --             --         (309,799)

   Sale of stock ..........................     2,405,000         2,405       579,370           --             --          581,775

   Issuance of stock for services .........        46,666            47        69,953           --             --           70,000

   Contribution of services ...............          --            --          30,000           --             --           30,000

   Net loss ...............................          --            --            --             --         (335,863)      (335,863)

                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - August 31, 1999 .................    18,423,666        18,424       364,802        (11,250)      (335,863)        36,113

   Reverse merger .........................     2,480,500         2,481       (15,344)          --             --          (12,863)

   Issuance of stock for acquisitions .....     4,952,890         4,953     4,860,068           --             --        4,865,021

   Sale of stock ..........................     1,902,042         1,902     3,358,318         (9,239)          --        3,350,981

   Exercise of Options ....................       600,000           600       599,400           --             --          600,000

   Issuance of stock for services .........       287,778           287       461,213           --             --          461,500

   Contribution of services ...............          --            --          90,000         11,250           --          101,250

   Options issued in lieu of interest on
     notes payable to shareholder .........          --            --          92,000           --             --           92,000

    Net loss ..............................          --            --            --             --       (7,739,419)    (7,739,419)

                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - August 31, 2000 .................    28,646,876   $    28,647   $ 9,810,457    $    (9,239)   $(8,075,282)   $ 1,754,583
                                              ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED AUGUST 31, 2000 AND
            FROM INCEPTION (JANUARY 7, 1999) THROUGH AUGUST 31, 1999

                                                                                                         2000               1999
                                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITES:
       Net loss ..............................................................................       $(7,739,419)       $  (335,863)
       Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization .....................................................           201,907              5,370
           Impairment of long lived assets ...................................................         3,451,407               --
           Compensation expense for contributed services .....................................           101,250             30,000
           Compensation and other expense for common shares issued for services ..............           452,501             70,000
           Interest expense for options issued ...............................................            92,000               --
           Changes in assets and liabilities, net of effects of acquisitions:
               Accounts receivable ...........................................................           105,020            (25,790)
               Inventory .....................................................................           (20,690)             7,439
               Prepaid expenses and other current assets .....................................           (40,758)            (3,553)
               Other assets ..................................................................          (617,780)           (11,353)
               Accounts payable ..............................................................           366,258             (3,897)
               Deferred revenue ..............................................................           112,310               --
               Other accrued liabilities .....................................................           187,961             15,702
                                                                                                     -----------        -----------

               Net cash used by operating activities .........................................        (3,348,033)          (251,945)
                                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (cash paid) liabilities assumed  for acquisitions .................................          (759,352)            54,279
       Purchases of property and equipment ...................................................          (543,549)           (29,095)
                                                                                                     -----------        -----------

               Net cash (used by) provided by investing activities ...........................        (1,302,901)            25,184
                                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock ................................................         3,350,981            581,775
       Proceeds from exercise of options .....................................................           600,000               --
       Net proceeds from short-term borrowings ...............................................           183,200               --
       Proceeds from issuance of debt ........................................................         1,057,000               --
       Repayments of debt ....................................................................          (613,395)            (3,702)
                                                                                                     -----------        -----------

               Net cash provided by financing activities .....................................         4,577,786            578,073
                                                                                                     -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................................           (73,148)           351,312
BEGINNING OF PERIOD ..........................................................................           351,312               --
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................       $   278,164        $   351,312
                                                                                                     ===========        ===========

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

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

          On September 1, 1999, the Company consummated a merger (hereinafter referred to as the "Merger") with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an approximate 89% ownership interest in the Company. The acquisition was effected through the issuance of 18,393,666 shares of the Company's common stock to the shareholders of iExalt-Texas in exchange for all of the outstanding shares of iExalt-Texas common stock. Upon the closing of the transaction, there were 20,874,166 shares of common stock issued and outstanding. Subsequent to the stock record date, 30,000 additional shares were issued as of August 31, 1999 pursuant to the iExalt-Texas Private Placement (see Note H). The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquiror for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc.

          The Company blends the Internet and traditional media to provide products and services to Christian families, businesses, schools and other organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian newspaper, produces a radio program in 48 markets five nights per week, and operates one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events, owns and markets its own business-to-business Internet content management products, and utilizes independent sales representatives to market and sell a variety of products and services at discounted prices for the individual, home and family.

          Through its healthcare division, ("PremierCare"), the Company also provides psychiatric counseling services for senior citizens in 5 states. Healthcare revenues are earned from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities.

          Congress and state legislature, from time to time, consider and enact various health care reform proposals. On April 7, 2000, the Health Care Financing Administration issued the final rule related to Medicare program prospective payment systems for hospital outpatient services. Under the final rule, which became effective August 1, 2000, hospital outpatient reimbursement transitioned from a cost-based reimbursement system to an ambulatory payment classification (fee schedule) system. Under this system, services related to partial hospitalization will be reimbursed at approximately $202 per patient day. These changes could change the way hospitals contract for their services with PremierCare.

          Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Also, public debate of these issues can be expected to continue in the future. The Company cannot predict the ultimate timing or effect of legislative efforts or their impact on the Company's business, financial condition, or results of operations.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The financial statements presented for the period from inception (January 7, 1999) to August 31, 1999 are the financials of iExalt-Texas, the accounting acquiror in the reverse merger. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunbelt Exploration's annual report on Form 10-KSB for the year ended August 31, 1999, as well as the information contained in Sunbelt's report on Form 8-K filed on September 14, 1999, and in iExalt's report on Form 8-K/A filed on November 15, 1999.

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

          For financial reporting purposes depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. Estimated useful lives of assets were as follows: Furniture and fixtures - five to seven years; computers and software - three to five years; automobiles - three to five years; and leasehold improvements - over the estimated useful life or the remaining life of the lease, whichever is shorter.

          FINANCIAL INSTRUMENTS - FAIR VALUE - The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values because of short lives and the use of market interest rates.

          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable arise from sales to customers and the Company periodically evaluates its credit exposure with its customers. Included in accounts receivable at August 31, 2000 is $326,338 due from one customer of PremierCare. The Company has fully reserved this receivable since the payment has been disputed for more than twelve months, however, management is vigorously pursuing collection of this balance.

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired and is being amortized using the straight-line method over 20 years. During July 2000, the Company reviewed goodwill for its past and pending acquisitions in comparison to other companies in similar industries and determined that 20 years was more representative of the life of its businesses. In prior periods, goodwill was amortized using the straight-line method over 40 years. The change in amortization period represents a change in an accounting estimate. Had the Company used 20 years to calculate amortization at the beginning of the year, the Company would have incurred $68,000 in additional expense. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions. Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from two to five years. Accumulated amortization at August 31, 2000 was $39,626.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


           RECLASSIFICATIONS - Certain reclassifications of costs and expenses have been made in the accompanying 1999 financial statements to conform to current year presentation with no effect on net income.


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


          CONDITIONS AFFECTING ONGOING OPERATIONS - The Company's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material liquid assets, nor does the Company have an established source of revenues sufficient to cover operating costs and to allow the Company to continue as a going concern. The Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock. Shortfalls in revenues may adversely and disproportionately affect the results of operations because a high percentage of the operating expenses are relatively fixed. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The Company will be required to obtain additional financing or capital to attain profitable operations, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for the Company's cash needs. As of November 29, 2000 the Company's sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which will not be achieved in the near term, if ever), and until such time, the Company will rely upon external sources for liquidity. Management believes that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and the Company's business plan. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of the Company's business plans or the Company's revenues may not be realized as projected. The Company's current working capital may not be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. The Company may not ever become profitable and could fail as a going concern.

          As of October 31, 2000, the Company's regular monthly cash operating expenditures exceed monthly cash receipts by approximately $225,000. Management estimates indicate that Print Publications are operating at approximate breakeven, subject to seasonal variation; Healthcare Services are generating about $25,000 in cash flow per month; Internet & Technology Applications are losing about $125,000 per month (primarily in ISP operations and portal operations); and overhead costs are being incurred at the rate of about $125,000 per month. However, after integrating the acquisition of Clean Web (see Note N) and another company that the Company manages under a funding agreement (see Note B), the Company's overall "burn rate" is anticipated to be reduced to $100,000 per month by early next calendar year. Further improvements are anticipated that could produce breakeven cash flow from operating activities by summer, 2001. Many factors can impact future operations and these improvements cannot be assured.

          YEAR 2000 - The Company experienced no operating problems as a result of the year 2000 and anticipates no problems in the future.


NOTE B    ACQUISITIONS

          On February 4, 1999, the Company acquired certain intangible assets valued on the accompanying balance sheet at $750 from a shareholder of the Company in exchange for 750,000 shares of iExalt, Inc. common stock.

          On May 31, 1999, the Company acquired all of the assets and assumed certain liabilities of Hunter Community Interests, LTD. and AgroSource, Inc. (dba NetXpress), a Houston, Texas based Internet Service Provider from certain shareholders of the Company. Consideration for this purchase included the issuance of 3,000,000 shares of the Company's common stock and the assumption of a non-interest bearing note payable to a shareholder for $350,000. The purchase price in excess of the net book value of assets acquired of $314,000 was recognized as a reduction in paid-in capital because the business was under common control.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE B    ACQUISITIONS (continued)

          On June 21, 1999, the Company acquired certain tangible and intangible assets of Interactive Communications Concepts of Texas, a Houston, Texas based ISP company, for a combination of $15,000 in cash and 72,000 shares of the Company's common stock. The purchase price in excess of the value of the assets acquired of $6,572 was recorded as goodwill.

          On July 1, 1999, the Company acquired certain tangible and intangible assets and liabilities of NavPress Software, a Texas general partnership that specializes in developing, manufacturing and marketing various types of software and electronic books for the Christian community. In consideration for this purchase, the Company executed a non-interest bearing note payable in the amount of $150,000 due in one year and issued 900,000 shares of the Company's common stock to the sellers. The purchase price in excess of the net value of assets acquired of $176,425 was recorded as goodwill.

          The Company acquired the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 for $60,000 and 60,000 shares of the Company's common stock.

          On October 1, 1999, the Company acquired Wordcross Enterprises, Inc. d/b/a Christian Happenings ("Wordcross"). Wordcross publishes a bi-monthly Christian events magazine with circulation of 250,000 at the date of acquisition and sells tickets nationwide to Christian events. In consideration for this purchase, the Wordcross shareholders received 850,000 shares of the Company's common stock and 250,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 50,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Wordcross have employment agreements with the Company for a period of five years. The transaction was accounted for as a purchase and the amount of goodwill recorded was $304,028.

          On November 16, 1999, the Company acquired Solutions Global, Inc. ("Solutions Global"). Solutions Global had developed a Christian portal website which the Company used as the basis for its portal www.iExalt.com. In consideration for this purchase, the Solutions Global shareholders received 40,000 shares of the Company's common stock and 60,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 20,000 shares per year on the anniversary date of the acquisition. Both former shareholders of Solutions Global have employment agreements with the Company for a period of three years. The transaction was accounted for as a purchase and goodwill of $30,000 was recorded.

          On December 1, 1999, the Company acquired all of the issued and outstanding stock of Premiere Speakers Bureau, Inc. d/b/a Christianspeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to speak to groups on Christian issues. The consideration issued to the sole stockholder of Christian Speakers, was: (i) 500,000 shares of the Company's common stock, (ii) aggregate cash consideration of $40,000, of which $10,000 was payable at closing, and $5,000 was payable monthly over a period of six months beginning January 2000, and (iii) a stock option to purchase an aggregate 250,000 shares of Company common stock at an exercise price of $1.80 per share. The stock option vests in the amount of 50,000 shares per year on the anniversary date of the acquisition. The former owner of Christian Speakers has entered into a five-year employment agreement with the Company. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $518,504.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


NOTE B    ACQUISITIONS (continued)

          Effective December 31, 1999, the Company acquired all of the issued and outstanding stock of First Choice Marketing, Inc., ("First Choice"), a Texas corporation in the business of directly marketing a variety of goods and services through commission-based representatives at discounted prices to individuals and families. The consideration payable to the shareholders of First Choice, was (i) 2,302,000 shares of the Company's common stock and (ii) cash consideration of $30,000 paid to key employees in exchange for non-compete agreements.

          For the years 2000 through 2002, the shareholders are also entitled to receive 333,333 additional shares per year if certain financial benchmarks and employment agreements are satisfied. The Company also agreed to assume certain warrant obligations of First Choice to a party related to the Company totaling 810,000 shares of the Company's common stock at an exercise price of $1.00 per share. One-third of these warrants become exercisable in each of the years 2000 through 2002 if First Choice achieves the financial benchmarks established in each of those years for the contingent share issuance to First Choice shareholders discussed above. Exercisable warrants expire in 2004 if not previously exercised. These benchmarks were not met prior to the disposition described in Note N and therefore the contingent shares and warrants have expired.

          As part of the acquisition, a key management employee of First Choice entered into a three-year employment agreement with the Company. In addition, the key employee will receive up to 150,000 stock options subject to the achievement of the financial benchmarks referred to above. The transaction was accounted for as a purchase and goodwill and intangible assets were recorded totaling $2,935,098. Subsequent to the closing of the transaction, the Company negotiated an agreement to issue 190,890 registered shares of common stock for consulting services in effecting the acquisition.

          Effective May 1, 2000, the Company acquired the proprietary assets of LIFE PERSPECTIVES, a one-hour evening radio program broadcast five nights per week in 48 markets for 20,000 shares of the Company's common stock. An additional 30,000 shares of the Company's common stock will be issued over the next three years in the amount of 10,000 shares per year on the anniversary date of the acquisition, subject to the founder's continuing to host the program under an employment agreement with the Company. The net value of assets acquired approximated the purchase price.

          Effective July 1, 2000, the Company acquired all the membership interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare counseling services for senior citizens at hospitals in five states. The former beneficial owners of PremierCare received 540,000 shares of the Company's common stock and will receive up to an additional 560,000 shares, based on operating results of the Company and the ultimate collection of the disputed receivable described in Note A. In addition, at the closing, the Company paid cash proceeds of $677,609, which was used to repay bank debt and advances from members. The president, chief executive officer and 22.8% indirect owner of PremierCare was also the president of iExalt at the date of acquisition and now serves as iExalt's Chairman and Chief Executive Officer. This transaction was accounted for as a purchase and goodwill of $835,129 was recorded.

          Effective July 1, 2000, the Company also acquired all of the stock of Keener Communications Group, Inc. d/b/a/ Christian Times ("Christian Times"). Christian Times is a monthly newspaper with a circulation of 180,000. It is published in eight editions in southern California. In consideration for this purchase, the selling shareholder received 450,000 shares of common stock of iExalt, Inc. and 125,000 common stock options exercisable at $1.80 per share. The options vest in the amount of 25,000 shares per year on the anniversary date of the acquisition.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE B     ACQUISITIONS (continued)

          The former shareholder of Keener signed an employment agreement with the Company for a period of five years. The transaction was accounted for as a purchase and goodwill of $623,800 was recorded.

          All of the above acquisitions were accounted for by the purchase method and, accordingly, the operations of the acquired companies are included in the results of the Company for the periods subsequent to the dates of acquisition.

          The following unaudited pro forma combined results of operations of the Company for the year ended August 31, 2000 and the period Inception (January 7, 1999) through August 31, 1999 assume Navpress, Wordcross, Solutions Global, Christian Speakers, First Choice, PremierCare, and Christian Times ("Acquired Companies") had been acquired as of the beginning of the respective periods.

                                                                       YEAR ENDED AUGUST 31, 2000 (UNAUDITED)
                                                ----------------------------------------------------------------------------------
                                                  iExalt &          ACQUIRED          COMBINED          PRO FORMA     PRO FORMA AS
                                                SUBSIDIARIES       COMPANIES           TOTAL           ADJUSTMENTS      ADJUSTED
                                                ------------      ------------      ------------      ------------    ------------
Revenues ..................................     $  4,276,883      $  3,824,400      $  8,101,283      $       --      $  8,101,283

Loss from operations ......................     $ (7,662,791)     $    127,077      $ (7,535,714)     $    (96,329)   $ (7,632,043)

Net loss ..................................     $ (7,739,419)     $      6,979      $ (7,732,440)     $    (96,329)   $ (7,828,769)

Earnings/(loss) per share .................                                                                           $      (0.29)

ProForma Weighted Average Number of
Shares Outstanding ........................                                                                             27,032,656

                                                            INCEPTION (JANUARY 7, 1999) THROUGH AUGUST 31, 1999 (UNAUDITED)
                                                  --------------------------------------------------------------------------------
                                                    iExalt &         ACQUIRED         COMBINED         PRO FORMA      PRO FORMA AS
                                                  SUBSIDIARIES      COMPANIES           TOTAL         ADJUSTMENTS       ADJUSTED
                                                  ------------     ------------     ------------     ------------     ------------
Revenues ......................................   $    180,933     $  3,389,263     $  3,570,196     $       --       $  3,570,196

Loss from operations ..........................   $   (337,429)    $    (90,660)    $   (428,089)    $   (132,134)    $   (560,223)

Net loss ......................................   $   (335,863)    $    (79,919)    $   (415,782)    $   (132,134)    $   (547,916)

Earnings/(loss) per share .....................                                                                       $      (0.02)

ProForma Weighted Average Number of
Shares Outstanding ............................                                                                         23,236,782

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE B    ACQUISITIONS (continued)

          The pro forma adjustments reflect the amortization of goodwill from the beginning of the respective periods for each of the Acquired Companies.

          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

          In addition to the acquisitions above, in April 2000, the Company entered into a management agreement and funding agreement with an internet company under which iExalt advanced funds and directed the management of the company pending completion of the definitive acquisition agreement. If the acquisition was not completed, iExalt was entitled to repayment of the advances with interest and a forty-nine percent ownership interest in the internet company. Funds advanced under this funding agreement totaled $368,112 at August 31, 2000. See Note N regarding the termination of this management and funding agreement in September 2000.

          In June 2000, the Company entered into a similar funding agreement with an internet company under which iExalt advances funds and directs the management of the company pending completion of the definitive acquisition agreement. Funds advanced under this funding agreement were $155,775 and were included in Other Assets at August 31, 2000. If the acquisitions is not completed, iExalt will be entitled to repayment of the advances with interest and a fifty percent ownership interest in the internet company. This acquisition has not been completed as of November 21, 2000.

NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of August 31, 2000 consisted of the following:

          Computer equipment and software                         $ 383,532
          Furniture, fixtures and office equipment                  224,390
          Automobiles                                               186,090
          Leasehold improvements                                     34,360
                                                                  ---------
                                                                    828,372
           Less accumulated depreciation                           (111,347)
                                                                  ---------
                                                                  $ 717,025
                                                                  =========

NOTE D    IMPAIRMENT OF LONG LIVED ASSETS

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. In September 2000, management made the decision to dispose of two acquisitions and terminate a funding arrangement with another potential acquisition. See Note N. The carrying values of goodwill and intangible assets of the related dispositions were not recovered. Therefore, an impairment loss of $3,451,407 was recognized for the year ended
          August 31, 2000 on these assets. Management believes there is no other impairment of goodwill and other intangibles.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE E    SHORT-TERM BORROWINGS

          Short-term borrowings at August 31, 2000 consisted of the following:


           Revolving line of credit with bank, interest at prime
             payable monthly, due December 18, 2000, guaranteed by
             shareholder and secured by Company assets                  $150,000

           Other unsecured revolving lines of credit in the form
             of credit cards, interest ranging from 9.9% to 20.8%,
             payable monthly                                              91,678
                                                                        --------
                                                                        $241,678
                                                                        ========

          During August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The Company increased the line to $150,000 in December 1999. The line is secured by certain assets of the Company and is guaranteed by a shareholder. The line matures December 18, 2000. As of October 2000, the shareholder/guarantor of the line has indicated that he will not renew his guarantee. The Company is considering alternatives to secure the line, replace it, or repay it.


NOTE F    NOTES PAYABLE TO SHAREHOLDERS

          Notes payable to shareholders consist of the following at August 31, 2000:


           Non-interest bearing note payable to shareholder,
             due on demand, secured by all assets of NetXpress          $350,000

           Unsecured notes payable to shareholder, 8% interest,
             due on demand                                               195,000

           Unsecured note payable to shareholder, 8% interest,
             due on demand                                                12,000
                                                                        --------
                                                                        $557,000
                                                                        ========

          In connection with the acquisition of NetXpress, the Company assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance became payable on demand when the Company's net assets exceeded $5,000,000. During the third quarter of 2000, the Company reached this benchmark. As of November 2000, the shareholder has made demand for payment through his attorney and the Company is attempting to negotiate the repayment terms.

          In January and February 2000, the Company entered into note agreements totaling $300,000 with a shareholder of the Company to fund working capital requirements. The Company issued 450,000 options to this shareholder in lieu of interest payments on these notes and for his personal guarantee of the Company's $150,000 revolving line of credit. Accordingly, the Company has recognized $92,000 in interest expense associated with the options issued.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AUGUST 31,2000 AND 1999

NOTE F    NOTES PAYABLE TO SHAREHOLDERS (continued)

          During August 2000, two shareholders loaned the Company $195,000 and $12,000, respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made through an attorney and the company is currently attempting to negotiate repayment terms.

NOTE G    LONG-TERM DEBT

          Long-term debt at August 31, 2000 consisted of the following:

           Note payable to bank, interest at prime payable
           quarterly, due June 30, 2001, unsecured, guaranteed
           by shareholder                                               $550,000

           Vehicle notes payable, interest ranging from 1.9% to
           14.25%, maturing June 2001 to June 2004, secured by
           vehicles                                                      131,173

           Note payable on insurance policy, interest at 10.7%,
           $1,765 payable monthly, maturing July 2001                     19,414

           Other unsecured notes payable, interest at 8%, due on
           demand                                                          2,500
                                                                        --------
                                                                         703,087

           Less: current maturities                                      613,037
                                                                        --------
                                                                        $ 90,050
                                                                        ========

          In the December 31, 1999 acquisition of First Choice, the Company assumed a $156,000 unsecured note payable with interest at 10% maturing June 2000. The note and accrued interest were paid in full on April 28, 2000.

          The aggregate principal repayments and reductions required in each of the years ending August 31, 2001 through August 31, 2004 for the Company's long-term debt is as follows:

                     2001                                $613,037
                     2002                                  29,817
                     2003                                  26,677
                     2004                                  22,841
                     2005                                  10,715
                                                         --------
                     Total                               $703,087
                                                         ========
                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE H    SHAREHOLDERS' EQUITY

          In June 1999, the Company issued a Private Placement Memorandum ("PPM") offering 1,000,000 shares of iExalt common stock to qualified purchasers at a price of $1.80 per share. In February 2000, the Company extended this PPM to offer an additional 1,000,000 shares for a total of 2,000,000 shares. Funds resulting from the sale of the Company's common stock were used for funding the day-to-day operations of the Company, development of new products and services, marketing, and acquisitions. The Company committed to pay in cash or stock six percent of the offering proceeds raised to registered brokers as finder's fees related to the sale of common stock subject to this offering. The Company concluded its efforts to sell shares under the PPM in June 2000. During the years ended August 31, 2000 and 1999, the Company issued 1,885,389 and 30,000 shares, respectively, for proceeds totaling $3,393,700 and $54,000, respectively, pursuant to this offering. Finder's fees paid during Fiscal 2000 consisted of $42,720, warrants to purchase 11,867 shares of common stock at $1.80 per share, and 11,520 shares of common stock.

          On June 29, 1999, a shareholder of the Company purchased 2,250,000 shares of iExalt's common stock for cash of $500,000. As part of this purchase, the shareholder also committed the services of an executive to assist the Company in the initial start-up and structuring of its business for up to one year at no cash cost to the Company. The Company recorded compensation expense of $90,000 and $30,000 for the years ended August 31, 2000 and 1999, respectively, for such services.

          On July 27, 2000, the Company issued 250,000 shares of common stock to Consulting and Strategy International, ("CSI") for consulting services provided related to the acquisitions made by the Company during the year. The Company recorded consulting fees of $397,500 for these services. See Note I regarding the consulting agreement between the Company and CSI and the exercise of options by CSI during 2000. The Company issued an additional 37,778 shares during 2000 and 46,666 shares during 1999 for various other professional services. The Company has recorded $55,250 in expense and $8,750 in prepaid expenses in 2000 and $70,000 in expense in 1999, relating to these services.

          An additional 5,133 shares of the Company's common stock were sold to an accredited investor for a receivable in the amount of $9,239.


NOTE I    STOCK OPTIONS AND WARRANTS

          The Company has an Employees Stock Option Plan and a Directors Stock Option Plan ("Plans") which reserve 1,000,000 shares and 800,000 shares, respectively, of authorized but unissued common stock to be distributed by the compensation committee of the board of directors pursuant to the Plans. At yearend, the Employee plan has 49,000 options available for grant and the Director plan has 675,000 options available for grant. Employee options vest over three years and have a three year term from vesting and Director options vest when granted and have a five year term.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE I    STOCK OPTIONS AND WARRANTS (continued)


    The Company has granted stock options both within and outside of the Plans during the year ended August 31, 2000. All grants are summarized below:

                                                                                    AVERAGE
                                                                                   REMAINING          AVERAGE
                                                                                  CONTRACTUAL        EXERCISE             NUMBER
                                                                                      LIFE             PRICE             OF SHARES
                                                                                  ------------      ------------       ------------
Options outstanding at 8-31-99* ............................................           0.7 yrs      $       1.00            600,000

Options granted relating to acquisitions* ..................................           3.0 yrs      $       1.80            835,000
Options granted relating to loans* .........................................           3.0 yrs      $       1.80            450,000
Other employee options granted .............................................           3.0 yrs      $       1.80          1,011,000
Directors options granted ..................................................           5.0 yrs      $       1.80            125,000

Options cancelled ..........................................................           3.0 yrs      $       1.80           (210,000)
Options exercised ..........................................................           0.7 yrs      $       1.00           (600,000)
                                                                                                                       ------------

Options outstanding at 8-31-00 .............................................           3.1 yrs      $       1.80          2,211,000
                                                                                                                       ============

Options exercisable at 8-31-00 .............................................           3.4 yrs      $       1.80            575,000
                                                                                                                       ============
          *See explanation below.

In addition, the Company has granted warrants to purchase its common shares, as summarized below:

                                                                                    AVERAGE
                                                                                   REMAINING          AVERAGE
                                                                                  CONTRACTUAL        EXERCISE             NUMBER
                                                                                      LIFE             PRICE             OF SHARES
                                                                                  ------------      ------------       ------------
Warrants outstanding at 8-31-99* ...........................................           5.0 yrs      $       4.75          1,000,000

Warrants issued relating to acquisitions
  (subject to specific earnings hurdles)* ..................................           5.0 yrs      $       1.00            810,000
Warrants issued to Houston Partners
   Technology Group ........................................................           5.0 yrs      $       1.80             11,867
Warrants cancelled .........................................................           5.0 yrs                             (810,000)
                                                                                                                       ------------

Warrants outstanding at 8-31-00 ............................................           4.0 yrs      $       4.72          1,011,867
                                                                                                                       ============

Warrants exercisable at 8-31-00 ............................................           4.0 yrs      $       2.95            261,867
                                                                                                                       ============
          *See explanation below.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE I          STOCK OPTIONS AND WARRANTS (continued)

          On September 1, 1999 an agreement for consulting services with CSI went into effect. In partial consideration for the consulting services to be offered by CSI, CSI had been granted an option to purchase 600,000 shares of iExalt stock at an exercise price of $1.00 per share on or before six months after the first day upon which the Company's stock begins full reporting, full compliance and publicly trading. CSI exercised this option on April 28, 2000. In addition, CSI had been granted 250,000 warrants to purchase common stock at an exercise price of $3.00 per share; 250,000 warrants to purchase common stock at an exercise price of $4.00 per share; 250,000 warrants to purchase common stock at an exercise price of $5.00 per share; and 250,000 warrants to purchase common stock at an exercise price of $7.00 per share. As of the date of grant, the value of these options and warrants was considered immaterial.

          Options and warrants issued in conjunction with acquisitions are described in Note B.

          On January 11, 2000, the board of directors elected to issue stock options at an exercise price of $1.80 per share to any director or officer of the Company for a number of shares equal to the number of dollars loaned to the Company which is either personally guaranteed by any such officer or director, or is made by such officer or director on a non-interest bearing basis. Within the year ended August 31, 2000, borrowings and guarantees in the amount of $450,000 had been outstanding pursuant to this agreement. Accordingly, options to purchase an aggregate 450,000 shares of common stock have been granted.

          SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for each option or warrant grant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of six percent, no dividend yield, an expected volatility of 120% and expected lives of between three and five years.

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

          Had the compensation cost for all stock options and warrants been determined under SFAS No. 123, the Company's net loss for the year ended August 31, 2000 and the period Inception (January 7, 1999) to August 31, 1999, would have changed to the following pro forma amounts:

                                                                  INCEPTION
                                                  YEAR ENDED       THROUGH
                                                  AUGUST 31,      AUGUST 31,
                                                     2000            1999
                                                 ------------    ------------
              Net (loss):
                    As reported ................ $ (7,739,419)   $   (335,863)
                    Pro Forma .................. $ (8,839,754)   $   (335,863)

              Basic and diluted net
                (loss) per share:
                    As reported ................ $      (0.31)   $      (0.02)
                    Pro Forma .................. $      (0.35)   $      (0.02)
                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE I    STOCK OPTIONS AND WARRANTS (continued)

          The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

NOTE J    INCOME TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of August 31, 2000 the Company had an accumulated taxable net operating loss ("NOL") carryforward for income tax purposes of approximately $4.4 million, resulting in a deferred tax asset of $1.5 million. These carryforwards begin to expire in 2019. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

NOTE K    LEASES

          The Company's corporate offices are leased on a month-to-month basis from a related party. Management believes that the rent paid by the Company is consistent with market rates for similar office space. The lease expense on the corporate offices during the years ended August 31, 2000 and 1999 was $47,600 and $14,800, respectively. The Company's other office and warehouse space are leased under long-term operating leases from third parties. Rental expense attributable to long-term leases for the years ended August 31, 2000 and 1999 was $118,256 and $18,670, respectively.

          Future minimum lease payments under non-cancelable operating leases were as follows:

                2001                                 $129,656
                2002                                  105,224
                2003                                   92,233
                2004                                   76,417
                2005                                    7,429
                                                     --------
                Total                                $410,959
                                                     ========

          At August 31, 2000, the Company had computer equipment under a capital lease totaling $16,259 with accumulated depreciation of $419. Future minimum payments under capital leases at August 31, 2000 were as follows:

                2001                                  $ 8,988
                2002                                    8,988
                                                      -------
                Total minimum payments
                under capital leases                   17,976
                Less amounts relating to
                interest                               (1,717)
                                                      -------
                Total obligations under
                capital lease                          16,259

                Less current maturities                (8,235)
                                                      -------
                Obligations under capital
                lease                                 $ 8,024
                                                      =======
                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE L         BUSINESS SEGMENTS

    The Company's operations are grouped into three business segments based on types of service and delivery media: internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of the filtered ISP and portal, Electronic Publishing, First Choice, Christian Speakers and Life Perspectives. Print publications consist of Christian Happenings and Christian Times and healthcare services consist of the counseling programs of PremierCare.

          The Company's reportable segment information was as follows:

                                            INTERNET &          PRINT            HEALTHCARE       CORPORATE        REPORTABLE
                                            TECHNOLOGY       PUBLICATIONS         SERVICES        AND OTHER         SEGMENTS
                                            ----------       ------------        ----------       ---------        ----------
                Revenues:
                  2000                      $2,556,492        $1,094,891          $ 625,500        $      -        $4,276,883
                  1999                         180,933                 -                  -               -           180,933

                Gross Profit:
                  2000                        $392,445        $  306,399          $ 248,385        $      -          $947,229
                  1999                          38,249                 -                  -               -            38,249

                Depreciation:
                  2000                          54,312        $    7,952           $ 20,758        $ 25,325         $ 108,347
                  1999                           1,750                 -                  -           1,250             3,000

                Assets:
                  2000                      $1,491,860        $1,337,236         $1,538,616        $379,896        $4,747,608


          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes:

                                                       2000           1999
                                                    -----------    -----------
          Gross profit of reportable segments ...   $   947,229    $    38,249
            Other expenses ......................     8,610,020        375,678
                                                    -----------    -----------
          Loss from operations ..................    (7,662,791)      (337,429)
                                                    -----------    -----------
          Other Income/(Expense)
            Interest income .....................        34,399          2,182

            Interest expense ....................      (111,027)          (616)
                                                    -----------    -----------
          Loss before income taxes ..............   $(7,739,419)   $  (335,863)
                                                    ===========    ===========
                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE M    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Interest paid by the Company during the years ended August 31, 2000, and 1999 amounted to $9,608 and $616, respectively.

          Common stock issued for services during the year August 31, 2000 and 1999 was $461,500 and $70,000, respectively. Interest expense for stock options issued on non-interest bearing notes was $92,000 for the year ended August 31, 2000.

          In conjunction with business combinations during the years ended August 31, 2000 and 1999 assets acquired, liabilities assumed, notes issued to shareholders and common stock issued were as follows:

                                                       2000          1999
                                                    -----------   -----------
          Fair value of assets acquired ..........  $ 1,306,420   $   179,147
          Goodwill and other intangible assets ...    5,248,362       188,831
          Liabilities assumed ....................     (943,272)     (235,056)
          Notes issued to shareholders ...........         --        (500,000)
          Common stock issued ....................   (4,852,158)       (1,722)
          Purchase price in excess of net book
             value for acquisitions under common
             control .............................         --         314,521
                                                    -----------   -----------

          Net cash paid (liabilities assumed) for
             acquisitions ........................  $   759,352   $   (54,279)
                                                    ===========   ===========

NOTE N    SUBSEQUENT EVENTS

          During September 2000, the Company experienced a change in management and subsequently went through a period of restructuring and reorganization. On September 13, 2000, the Chairman of the Board and Chief Executive Officer, the Chief Operating Officer and another member of the board resigned over a disagreement in management direction.

          The Company re-evaluated its business mix and projected cash flows and made decisions to dispose of First Choice and the Company's filtering software and related technology. First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October and issued 25,000 shares of the Company's common stock to an employee for past services rendered. The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, the total of existing liabilities related to the filtering technology at the closing. The note will be repaid upon sale of the stock or six months, whichever occurs first. The Company retained the right to use and market the filtering technology to the Christian market. The August 31, 2000 financial statements reflect impairment of approximately $2,934,000 for the goodwill and related intangibles of First Choice and $137,000 for the internally developed software related to the filter. The additional loss to be recorded from discontinued operations in the first quarter of 2001 is estimated to be $300,000.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


NOTE N    SUBSEQUENT EVENTS (continued)

          In addition, the Company made the decision to cancel its acquisition efforts related to a start-up internet company. The Company had been funding the start-up under a management and funding agreement since April. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up, and received a note for the total funds advanced of $368,112. Nonetheless, an impairment loss of $380,000, the total of all funds advanced and the related acquisition costs incurred, was recorded at August 31, 2000 due to the low probability of collecting the note or realizing future income from the equity interest.

          On September 16, 2000, the Company issued 300,000 shares of common stock to a financial advisor for consulting services.

           On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures are convertible into common stock at the lesser of $0.50 per share or fifty percent of the current market price and bear interest at prime plus one half. Originally, principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001. As additional consideration, the Company issued a five-year warrant to purchase 1 million shares at $1.13 per share to the holders of the convertible debentures. The Company has estimated non-cash expense of approximately $619,000 for the fair value of the warrants under SFAS No. 123.

          On September 25, 2000 the Company granted a one-year option to purchase 600,000 shares of the Company's common stock at an exercise price of $0.02 per share to CSI for consulting services provided as part of the Company's reorganization and restructuring. These options were exercised on October 10, 2000 for $12,000. The Company has estimated non-cash expense of approximately $682,000 for the fair value of the options under SFAS No. 123.

          On September 29, 2000 the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., the 100% owner and operator of Sonora. This acquisition will be accounted for under the equity method.

          On October 3, 2000, the Company acquired all the stock of ListenFirst.com ("ListenFirst"), a Christian music news website for 60,000 shares of the Company's common stock. If certain revenue or profit levels are reached over the next three years, a maximum of 50,000 additional shares will be issued for the acquisition. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $67,000.

          On October 17, 2000, the Company sold 879,906 shares of common stock to an accredited investor for $560,000.

          On October 18, 2000, the assets of Northwest Christian Journal ("NWCJ"), a monthly Christian newspaper in the Seattle area, were acquired for 37,500 shares of the Company's common stock and cash proceeds of $7,500. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $42,000. On October 29, 2000, the assets of the Christian Blue Pages, LLC ("Blue Pages") which produces a directory of Christian businesses in four editions in Southern California, were acquired in exchange for 60,000 shares of the Company's common stock and a percentage of the first year's advertising revenues. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $113,000. Both of these asset additions were added to the operations of Christian Times.

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE N    SUBSEQUENT EVENTS (continued)

          All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $1,928,000. The Company is combining the operations of Clean Web and its filtered ISP, but will continue to market its services under both names.

          On October 24, 2000, the Company received written demand from three shareholders claiming the right to 647,930 additional shares of the Company's common stock based on claimed anti-dilution provisions associated with the shareholders' initial investment in the PPM. Management is evaluating these claims.

          Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If on October 29, 2002, the average price of the Company's stock for the 20 preceding days does not equal or exceed $5.00 per share, the company will issue additional common stock such that, the total shares multiplied by the average price determined above is equal to $1 million. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $129,000.

          On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive"). The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $13,000. Alive is a leading provider of speakers to the Christian community and the business will be combined with Christian Speakers.

          In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000. The agreement is with Thomson Kernaghan & Co. Limited and provides for two year debentures carrying a 10% accumulating interest and convertible into common shares at 75% of the average closing bid price for the 10 trading days before the closing date or the conversion date, whichever price is less. On closing, the Company would issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. In addition, the agreement provides for an 18-month equity line in the amount of $3,000,000 and calls for filing a registration statement within thirty days of closing. Definitive agreements have not been signed, but the proposed transaction has been announced. The agreed terms provide for closing on or before December 1, 2000.

                               iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AUGUST 31, 2000 AND 1999


NOTE N    SUBSEQUENT EVENTS (continued)

          The following unaudited pro forma balance sheet of the Company for the year ended August 31, 2000 assumes ListenFirst, NWCJ, Blue Pages, Clean Web, Rapha and Alive ("Subsequent Acquisitions") had been acquired on August 31, 2000.

                                                                      AUGUST 31, 2000 (UNAUDITED)
                                      -------------------------------------------------------------------------------------------
                                         iExalt &          SUBSEQUENT          COMBINED           PRO FORMA          PRO FORMA
                                       SUBSIDIARIES       ACQUISITIONS           TOTAL           ADJUSTMENTS        AS ADJUSTED
                                      ---------------    ---------------    ---------------    ---------------    ---------------
Current assets .....................  $     1,295,486    $       142,273    $     1,437,759    $        (7,500)   $     1,430,259
Property, plant & equipment ........          717,025            196,762            913,787               --              913,787
Goodwill and other intangibles .....        2,462,244               --            2,462,244          2,292,643          4,754,887
Other assets .......................          272,853              1,000            273,853               --              273,853
                                      ---------------    ---------------    ---------------    ---------------    ---------------
Total Assets .......................  $     4,747,608    $       340,035    $     5,087,643    $     2,285,143    $     7,372,786
                                      ===============    ===============    ===============    ===============    ===============

Current liabilities ................  $     2,894,951    $       203,148    $     3,098,099    $        44,000    $     3,142,099
Long-term debt and other ...........           98,074             82,723            180,797               --              180,797
Shareholders' equity ...............        1,754,583             54,164          1,808,747          2,241,143          4,049,890
                                      ---------------    ---------------    ---------------    ---------------    ---------------
Total Liabilities ..................  $     4,747,608    $       340,035    $     5,087,643    $     2,285,143    $     7,372,786
                                      ===============    ===============    ===============    ===============    ===============

          The following unaudited pro forma results of operations of the Company for the year ended August 31, 2000 and the period Inception (January 7, 1999) through August 31, 1999 assume the Subsequent Acquisitions had been acquired as of the beginning of the respective period.

                                                                 YEAR ENDED AUGUST 31, 2000 (UNAUDITED)
                                      -------------------------------------------------------------------------------------------
                                        PRO FORMA          SUBSEQUENT          COMBINED           PRO FORMA          PRO FORMA
                                          NOTE B          ACQUISITIONS           TOTAL           ADJUSTMENTS        AS ADJUSTED
                                      ---------------    ---------------    ---------------    ---------------    ---------------
Revenues ...........................  $     8,101,283    $     1,169,429    $     9,270,712    $          --      $     9,270,712

Loss from operations ...............  $    (7,632,043)   $      (975,201)   $    (8,607,244)   $      (114,632)   $    (8,721,876)

Net loss ...........................  $    (7,828,769)   $      (987,103)   $    (8,815,872)   $      (114,632)   $    (8,930,504)

Earnings/(loss) per share ..........  $         (0.29)                                                            $         (0.30)

ProForma Weighted Average
Number of Shares Outstanding .......       27,032,656                                                                  29,733,156

                          iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

NOTE N    SUBSEQUENT EVENTS (continued)

                                                       INCEPTION (JANUARY 7, 1999) THROUGH AUGUST 31, 1999 (UNAUDITED)
                                        -------------------------------------------------------------------------------------------
                                                                                                                       PRO FORMA
                                                                                                                      AS ADJUSTED
                                           PRO FORMA          SUBSEQUENT         COMBINED           PRO FORMA        FOR SUBSEQUENT
                                             NOTE B          ACQUISITIONS          TOTAL           ADJUSTMENTS        ACQUISITIONS
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Revenues ............................   $     3,570,196    $       432,089    $     4,002,285    $          --      $     4,002,285

Loss from operations ................   $      (560,223)   $    (1,132,307)   $    (1,692,530)   $       (76,421)   $    (1,768,951)

Net loss ............................   $      (547,916)   $    (1,136,295)   $     (1,684,211)  $       (76,421)   $    (1,760,632)

Earnings/(loss) per share ...........   $         (0.02)                                                            $         (0.07)
ProForma Weighted Average
Number of Shares Outstanding ........        23,236,782                                                                  25,937,282

          Pro forma adjustments primarily reflect the acquisition purchases and associated goodwill at August 31, 2000 and the related amortization of goodwill from the beginning of the respective periods for each of the Subsequent Acquisitions.

          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the respective periods, nor is it necessarily indicative of results that may occur in the future.

                                  EXHIBIT INDEX

      EXHIBIT NUMBER    DESCRIPTION
      --------------    -----------
           3.1          Restated Articles of Incorporation of the Company (filed
                        as Exhibit 3.1 to the Company's Quarterly Report on Form
                        10-QSB for the quarter ending February 29, 2000, as filed with the Commission on April 14, 2000, is incorporated herein by reference).

           3.2 Amended Bylaws of the Company as adopted on April 24, 1979 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 29, 2000, as filed with the Commission on April 14, 2000, is incorporated herein by reference).

           4.1 Registration Rights Agreement, dated June 28, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           4.2 First Addendum to Registration Rights Agreement, dated June 30, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           4.3 Investor's Rights Agreement, dated October 24, 2000 by and among iExalt, Inc., certain shareholders of iExalt, and Ted L. Parker (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

           *4.4 Convertible Debenture issued to TCA Investments, Inc. on September 20, 2000.

           *4.5 Convertible Debenture issued to Travin Partners LLLP on September 20, 2000.

           *4.6         Warrants issued to TCA Investments, Inc. on September
                        20, 2000.

           *4.7         Warrants issued to Travin Partners LLLP on September 20,
                        2000.

           10.1 Exchange Agreement among the Company, iExalt, Inc.-Texas, and the Shareholders of iExalt, Inc.-Texas dated August 12, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.2         Company's Directors' Stock Option Plan (filed as Exhibit
                        2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.3 Company 1998 Stock Option Plan (filed as Exhibit 2.2 to the Company's Current Report on 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

           10.4 Contract for Sale and Purchase of Wordcross Enterprises, Inc. between the Company and Wordcross Enterprises, Inc. d/b/a Christian Happenings dated October 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1999, is incorporated herein by reference).

           10.5         Employment Agreement - Stan Coffee (filed as Exhibit
                        10.2 to the Company's Annual Report on Form 10-KSB for the period ending August 31, 1999, as filed

                                     Exh-1
                        with the Commission on November 29, 1999, is incorporated herein by reference).

           10.6 Employment Agreement - Ed Novak (filed as Exhibit 10.3 to the Company's Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).

           10.7 Services Agreement between Consulting & Strategy International, Inc. and the Company (filed as Exhibit
                        10.4 to the Company's Annual Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).

           10.8 Stock Purchase Agreement between the Company and Christian Speakers, Inc. dated December 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 16, 1999, is incorporated herein by reference).

           10.9 Stock Purchase Agreement between the Company and First Choice Marketing, Inc. dated December 31, 1999 (filed as
                        Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000, is incorporated herein by reference).

           10.10 Agreement and Plan of Reorganization, dated June 28, 2000, among iExalt, Inc. and its Merger Subsidiaries and PremierCare, LLC and its Direct and Indirect Members (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.11 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PCII Combination Corp., and PremierCare Investors, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.12 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PBH Combination Corp., and Premier Behavioral Healthcare, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

           10.13 Agreement and Plan of Reorganization, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group and its Shareholders (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           10.14 Agreement of Merger, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

           10.15 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

           10.16 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

                                     Exh-2

           *21.1        List of Subsidiaries

           *23.1        Independent Auditors' Consent

           *27.1        Financial Data Schedule
      ---------------
           *Filed herewith.

                                     Exh-3