Form 10KSB/A
period 2000-08-31
IEXALT INC
filed 2000-12-29
CIK 313625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

 [X] AMENDMENT NUMBER ONE TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 2000

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

Documents Incorporated by Reference:  None
      iExalt, Inc. , a Nevada corporation (the "Company") , is filing this Amendment No. 1 on Form 10-KSB for the fiscal year ended August 31, 2000 (the "Original Report") in order to provide the information required by Part III of the Form 10-KSB (Items 9, 10, 11, and 12), which information was omitted from the Original Report as provided in General Instruction E(3) of the instructions to Form 10KSB. This amendment speaks as of the original date of filing of the Original Report.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth certain information concerning the directors and executive officers of the Company.

      NAME              AGE                POSITION WITH THE COMPANY
      ----              ---                -------------------------
Donald W. Sapaugh        41        Chairman, Chief Executive Officer, President
Hunter M. A. Carr        52        Director
Victoria R. A. Carr      45        Director
Morris H. Chapman        59        Director
James W. Carroll         44        Vice President, Chief Financial Officer

      All directors are elected at each annual meeting of the Company's stockholders for a term of one year and hold office until their successors are elected and qualified. All executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. The only family relationship between or among any executive officers and directors is that Hunter M. A. Carr and Victoria R. A. Carr are married.

DONALD W. SAPAUGH, CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT

      Donald W. Sapaugh has served as Director and President since August 30, 1999. He became Chairman and Chief Executive Officer on September 13, 2000. Mr. Sapaugh has served as the President and Chief Executive Officer of PremierCare, L.L.C. from 1996 to the present. PremierCare provides health care services to senior citizens and was acquired by the Company in July, 2000. Mr. Sapaugh served as the President and Chief Executive Officer of Rapha Treatment Centers ("Rapha") for ten years until the company was sold in 1996. During this period, Mr. Sapaugh created numerous organizations that provided ministry and services to tens of thousands of churches, non-profit ministries, Christian artists, denominations and key individuals. After leaving Rapha, Mr. Sapaugh co-founded OnePlace, LLC, a Christian Internet company that is now owned by Salem Communications. In addition to his other duties, Mr. Sapaugh also serves as the President of the International Christian Internet Association. Mr. Sapaugh serves on many Christian ministry boards, has authored three books and is a frequent speaker.

HUNTER M. A. CARR, DIRECTOR

      Hunter M. A. Carr served as Vice-Chairman of the board from August 30, 1999 until November 15, 1999. He returned to the Board as a Director on May 11, 2000. He founded the Internet Law Library, Inc., a public company, for which he has served as Chairman and CEO since July 1, 1999. Prior to that he served for over five years as the owner and Chief Executive officer of IT/IS, Inc., an automated litigation support company

VICTORIA R. A. CARR, DIRECTOR

      Victoria R. A. Carr has served as a Director of the Company since November 15, 1999. She has been engaged within the business of antiques for several years and is an owner of an antique retail establishment.

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

JAMES W. CARROLL, VICE PRESIDENT, CHIEF FINANCIAL OFFICER

      James W. Carroll joined the Company as Vice President and Chief Financial Officer on February 16, 2000 and served as such until his resignation on November 30, 2000. Between 1994 and 1999 he founded and operated several private companies to finance upstream energy projects. Prior to that, he was the chief financial officer of Quintana Petroleum Corporation for seven years. He began his career in management consulting with Ernst & Young, L.L.P., in 1977. Mr. Carroll is a certified public accountant and certified management accountant. He graduated from Rice University with a bachelor's degree, summa cum laude, and a master's degree in accounting, and served there for five years in the 1990's as an Adjunct Assistant Professor in accounting.

FORMER OFFICERS AND DIRECTORS, SERVING WITHIN THE FISCAL YEAR

      JACK I. TOMPKINS

      Jack I. Tompkins, age 54, served as Chairman and Chief Executive Officer from August 30, 1999, until his resignation on September 13, 2000. He served as Executive Vice President and Chief Financial Officer of Crescent Real Estate Equities Company until September 30, 1999. From 1996 to the present he served as the managing director of Raintree Capital, a merchant banking company and Chairman of ARTA Equity Advisors, L.L.C., which was formed to engage primarily in the business of promoting consolidation and public offering transaction for groups of companies in large, highly fragmented industries. From 1988 to 1996 Mr. Tompkins was Senior Vice President and Chief Financial Officer of Enron Corporation.

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

      JONATHAN C. GILCHRIST

      Jonathan C. Gilchrist, age 49, served as Director, Executive Vice President and Secretary for the Company from August 30, 1999 until his resignation on from the Board on May 11, 2000, and resignation as an officer on August 31, 2000. Mr. Gilchrist served as Chairman and Chief Executive Officer of AmericanLawNet.com from its founding in 1997 until January 1999 when he accepted a position with iExalt. Prior to forming AmericanLawNet.com, Mr. Gilchrist practiced law with the law firm of Orgain, Bell & Tucker, L.L.P, from 1993 until 1998. He began his law career with Exxon Company USA in Houston, Texas after graduating from the University of Alabama School of Law in 1990. Prior to attending law school, Mr. Gilchrist was a pastor in Tuscaloosa, Alabama. Mr. Gilchrist spent over twelve years as a seminar speaker, musician and Christian writer.

      JOE HUNTER REYNOLDS

      Joe Hunter Reynolds, age 78, was elected a director of the registrant effective September 1, 1999 by unanimous consent of the board of directors. He resigned from the Board on May 11, 2000. Following a distinguished legal career, Mr. Reynolds retired and has been Of Counsel to Schwartz, Junell, Campbell & Oathout, L.L.P. since January 1997.

      KIRWIN L. DROUET

      Kirwin L. Drouet, age 51, became a full-time consultant to iExalt in June 1999 under an agreement with ARTA Equity Advisors, L.L.C. He served as Executive Vice President, Chief Operating Officer, and Assistant Secretary from September 1, 1999 until his resignation on September 13, 2000. Mr. Drouet served as Chief Financial Officer for Stellar Event & Presentation Resources, Inc. from 1998 to 1999. Prior to that he served as the Chief Operating Officer of The Abbey Group, an events production and rental equipment company. He also served as Vice President of Administration and Chief Financial Officer for Maxxam Property Co. Mr. Drouet was the Vice President - Finance of SHRP Capital Corporation until November 1994. Subsequent to his departure, on April 17, 1995, SHRP Capital and two affiliates filed voluntary petitions to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. The case was closed on December 19, 1996.

      Mr. Drouet began his career with Arthur Andersen & Co. where he practiced for nine years. He has been involved in numerous development stage companies including Tollway Partners, Inc. and Rice Exploration Co. He has B.A., B.S. and a Masters degree from Rice University and is a Texas certified public accountant.

      JIM P. WISE

      Jim P. Wise, age 57, served as a Director of the Company from May 11, 2000 until his resignation on September 13, 2000. He is vice chairman of Integrated Electrical Services, Inc., a national provider of electrical contracting and maintenance services. Mr. Wise has also served as chief executive officer of Integrated Electrical Services, Inc. Prior to joining Integrated in 1997, he was vice president-finance and chief financial officer of Sterling Chemicals, Inc. Mr. Wise has also served as senior vice president and chief financial officer of U.S. Delivery Systems, Inc.; as chairman and chief executive officer of Neostar Group, Inc.; and as executive vice president, chief financial officer and a board member of Transco Energy Company.

      THOMAS E. DAHL

      Thomas E. Dahl, age 57, served as a Director of the Company from March 31, 2000 until his resignation on September 22, 2000. He is President of First Choice Marketing, Inc. and is a former CEO of Profit Masters Corp. and Lynx Telecommunications. Mr. Dahl also has served for eight years as senior vice president of a major insurance and securities firm.

SECTION 16(A) COMPLIANCE

      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were delinquent with applicable filings required during the fiscal year ended August 31, 2000, however filed late all of the applicable filings in October, 2000.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid by the Company to the CEO and any executive officers in the twelve months ended August 31, 2000, who received total salary and bonus exceeding $100,000 during the period.

                           ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                    ----------------------------------    ---------------------------------------
                                                                      AWARDS              PAYOUTS
                                                          ---------------------------     -------
                                                OTHER
                                                ANNUAL    RESTRICTED     SECURITIES                  ALL OTHER
   NAME AND                                     COMPEN-     STOCK        UNDERLYING         LTIP      COMPEN-
   PRINCIPAL        FISCAL    SALARY   BONUS    SATION     AWARD(S)     OPTIONS/SARS      PAYOUTS     SATION
   POSITION          YEAR       ($)     ($)       ($)        ($)             (#)             ($)        ($)
----------------    ------    ------   -----    ------    ---------    --------------     -------   ----------
J. Tompkins, CEO     2000       $0       $0       $0         $0        See note below        $0         $0

         NOTE: On dates ranging from January 11, 2000 to February 3, 2000 the Company granted options to purchase 450,000 shares at $1.80 per share to the Chief Executive Officer in connection with no-interest loans he made or bank loans that he guaranteed for the Company. These options vested immediately. The implied value paid for these options ($92,000) when he loaned money to the Company, was treated as interest expense by the Company and therefore these options were not considered to be compensation.

      No options or SAR grants were exercised by the named executive officers.

      The Company instituted a policy in May, 2000, to pay outside Directors $1,000 for attendance at a Board meeting and $500 for telephonic participation in a Board meeting. In addition, options to purchase 50,000 shares of common stock were granted effective September 1, 1999, to Joe H. Reynolds for his service as a Director and options to purchase 75,000 shares of common stock were granted on May 11, 2000, to Jim P. Wise for his service as a Director and as Chairman of the Audit Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of November 15, 2000 security ownership information for owners of more than 5% of the Company's common stock, directors, and executive officers named in Item 10. above, and for all officers and directors as a group:

  --------------------------------------------------------------------------
                                    SHARES OF COMMON        PERCENT OF
       NAME AND ADDRESS                   STOCK            VOTING POWER
  --------------------------------------------------------------------------
  Jack I. Tompkins (1)                  3,687,500              11.5%
  711 Louisiana, Ste 1740,
  Houston 77002
  --------------------------------------------------------------------------
  Hunter M. A. Carr (2)
  4301 Windfern, Houston 77041          4,586,500              12.7%
  --------------------------------------------------------------------------
  Victoria R. A. Carr (2)
  4301 Windfern, Houston 77041          4,586,500              12.7%
  --------------------------------------------------------------------------
  Morris H. Chapman (3)
  4301 Windfern, Houston 77041          2,700,000               7.5%
  --------------------------------------------------------------------------
  Donald W. Sapaugh
  4301 Windfern, Houston 77041          2,100,000               5.8%
  --------------------------------------------------------------------------
  Jonathan C. Gilchrist (4)
  6524 San Felipe, Ste. 252,
  Houston 77057                         1,950,000               5.4%
  --------------------------------------------------------------------------
  Ted Parker
  2002 W. Loop 289, Suite 105,
  Lubbock, TX 79407                     2,313,000               6.4%
  --------------------------------------------------------------------------
  All executive officers and
  directors as a Group                  9,386,500              26.0%
  --------------------------------------------------------------------------

(1) Percent includes right to acquire 450,000 shares pursuant to vested options and shares include indirect beneficial interest in 150,000 shares.

(2) Both Hunter and Victoria Carr have beneficial interest in 4,486,500 shares owned by Hunter Carr and and indirect beneficial interest in 100,000 shares.

(3) Includes beneficial interest in 1,350,000 shares owned by the spouse of Morris Chapman.

(4)   Includes indirect beneficial interest in 50,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 4, 1999 the Company acquired intellectual property relating to the concept, design and market for an online reference library from Morris Chapman, a director, for 750,000 shares of common stock.

      On May 31, 1999 the Company acquired the assets and customers of a Houston, Texas ISP owned by AgroSource, Inc. and Hunter Community Interests, Ltd. for 3,000,000 shares of common stock from a Director, Hunter Carr, and the Company's Chairman, Jack Tompkins. As part of this acquisition, the Company assumed a non-interest bearing note to Jack Tompkins for $350,000 that becomes payable on demand at such time that the Company's net assets are equal to or exceed $5,000,000.

      On June 29, 1999 the Chairman of the Company, Jack Tompkins, purchased 2,250,000 shares of iExalt-Texas' common stock for cash of $500,000 and agreed to furnish executive services to the company for twelve months. The services of the Chief Operating Officer were provided under this agreement. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense for the estimated value of $10,000 per month.

        On July 11, 2000, the Company acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare counseling services for senior citizens at hospitals. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock and will receive up to an additional 560,000 shares, depending on certain future financial events and results. Donald Sapaugh, a Director and President of the Company, is also the President and Chief Executive Officer of PremierCare and was a 22.8 % indirect owner of PremierCare. Mr. Sapaugh abstained from the discussions and approval of the transaction by the Company's Board of Directors.

        All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The transaction was accounted for as a purchase and a preliminary estimate of goodwill was recorded in the amount of $1,928,000. The Company is combining the operations of CleanWeb and its filtered ISP, but will continue to market its services under both names. Ted Parker was the owner of Clean Web, Inc. and as a result of the Clean Web acquisition has become an owner of more than 5% of the Company's common stock.

        On dates ranging from January 11, 2000 to February 3, 2000 the Company granted options to purchase 450,000 shares at $1.80 per share to J. Tompkins, the Chief Executive Officer, in connection with no-interest loans he made or bank loans that he guaranteed for the Company. These options vested immediately. The implied value paid for these options ($92,000) when he loaned money to the Company, was treated as interest expense by the Company and therefore these options were not considered to be compensation.

        The Company's corporate offices are leased on a month-to-month basis from a company controlled by Hunter M.A. Carr, a Director of the Company. Management believes that the rent paid by the Company is consistent with market rates for similar office space.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IEXALT, INC.


                              By: /s/ DONALD W. SAPAUGH
                                      Donald W. Sapaugh,
                                      Chairman/Chief Executive Officer/President

                                      December 26, 2000



      In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


        SIGNATURE                    CAPACITY                         DATE
        ---------                    --------                         ----

/s/ DONALD W. SAPAUGH     Director, Chairman of the Board,     December 26, 2000
----------------------    Chief Executive Officer, President
    Donald W. Sapaugh     (Principal Executive Officer)


/s/ CHRIS L. SISK         Executive Vice President, Chief      December 26, 2000
-----------------         Financial Officer
    Chris L. Sisk         (Principal Financial and
                          Accounting Officer)

/s/ HUNTER M. A. CARR     Director                             December 26, 2000
----------------------
    Hunter M. A. Carr

/s/ VICTORIA R. A. CARR   Director                             December 26, 2000
------------------------
    Victoria R. A. Carr

/s/ MORRIS H. CHAPMAN     Director                             December 26, 2000
----------------------
    Morris H. Chapman