Form 10QSB
period 2000-11-30
IEXALT INC
filed 2001-01-16
CIK 313625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000



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

                      December 21, 2000: 33,840,282 Shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [XX]
                                  iEXALT, INC.

                                Table of Contents


                                                                       PAGE

Part I - Financial Information

    Item 1.    Condensed Consolidated Financial Statements               3

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   18



Part II - Other Information

    Item 2.    Changes in Securities                                    24

    Item 6.    Exhibits and Reports on Form 8-K                         25

    Signatures                                                          26

Part I - Item 1. Condensed Consolidated Financial Statements.


                          iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                    NOVEMBER 30,   AUGUST 31,
                                                       2000           2000
                                                   ------------    ------------

CURRENT ASSETS
   Cash and cash equivalents ...................   $    424,626    $    278,164
   Accounts receivable, trade, net of allowance
   for doubtful accounts .......................        726,653         665,180
   Accounts receivable, affiliate ..............         53,942          86,384
   Inventory, prepaid expenses and other current
   assets ......................................        378,378         265,758
                                                   ------------    ------------

   TOTAL CURRENT ASSETS ........................      1,583,599       1,295,486
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net ....................        838,716         717,025
                                                   ------------    ------------

OTHER ASSETS
   Goodwill and other intangible assets, net ...      5,913,377       2,462,244
   Other assets ................................        582,012         272,853
                                                   ------------    ------------

                                                   $  8,917,704    $  4,747,608
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Short-term borrowings .......................   $    720,066    $    241,678
   Notes payable to shareholders ...............        600,000         557,000
   Current maturities of long-term debt ........        660,890         613,037
   Current maturities of obligations under
   capital lease ...............................         54,231           8,235
   Accounts payable, trade .....................        912,355         622,007
   Accounts payable, affiliate .................         34,869          20,633
   Deferred revenue ............................        467,385         323,035
   Other accrued liabilities ...................        613,633         509,326
                                                   ------------    ------------

   TOTAL CURRENT LIABILITIES ...................      4,063,429       2,894,951
                                                   ------------    ------------

LONG-TERM DEBT .................................         84,217          90,050
OBLIGATIONS UNDER CAPITAL LEASE ................         79,144           8,024

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 20,000,000
   shares authorized, no shares issued and
   outstanding .................................           --              --
   Common stock, $.001 par value, 100,000,000
   shares authorized, 33,770,282 and 28,646,876
   shares , issued and outstanding, respectively         33,771          28,647
   Paid-in capital .............................     15,482,307       9,810,457
   Receivable from shareholder .................         (9,239)         (9,239)
   Retained deficit ............................    (10,815,925)     (8,075,282)
                                                   ------------    ------------

   TOTAL SHAREHOLDERS' EQUITY ..................      4,690,914       1,754,583
                                                   ------------    ------------
                                                   $  8,917,704    $  4,747,608
                                                   ============    ============
See accompanying notes
                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                 ------------      ------------
                                                     2000              1999
                                                 ------------      ------------

REVENUES ...................................     $  2,446,989      $    453,655
COST OF SALES AND SERVICES .................        1,711,579           344,225
                                                 ------------      ------------
GROSS PROFIT ...............................          735,410           109,430

SELLING, GENERAL, AND ADMINISTRATIVE .......        3,205,037           604,368
DEPRECIATION AND AMORTIZATION ..............           83,165            12,110
LOSS ON DISPOSAL OF ASSETS .................          153,262              --
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................       (2,706,054)         (507,048)

OTHER INCOME (EXPENSES)
       Interest income .....................            2,977             4,889
       Interest expense ....................          (37,566)             (774)
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................       (2,740,643)         (502,933)
INCOME TAXES ...............................             --                --
                                                 ------------      ------------

NET LOSS ...................................     $ (2,740,643)     $   (502,933)
                                                 ============      ============

BASIC LOSS PER SHARE .......................     $      (0.09)     $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING .............................       31,071,507        21,613,610
                                                 ============      ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                         COMMON
                                          STOCK                                     RECEIVABLE                         TOTAL
                                       ---------------------------     PAID-IN         FROM          RETAINED       SHAREHOLDERS'
                                          SHARES         AMOUNT        CAPITAL      SHAREHOLDER       DEFICIT          EQUITY
                                       ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - August 31, 2000 ..........     28,646,876   $     28,647   $  9,810,457   $     (9,239)   $ (8,075,282)   $  1,754,583

  Issuance of stock for acquisitions      2,925,500          2,926      3,267,607           --              --         3,270,533

  Issuance of stock for dispositions        275,000            275        188,912           --              --           189,187

  Issuance of stock for cash .......        879,906            880        559,120           --              --           560,000

  Issuance of stock for services ...        443,000            443        343,913           --              --           344,356

  Exercise of Options ..............        600,000            600         11,400           --              --            12,000

  Issue stock options/warrants .....           --             --        1,300,898           --              --         1,300,898

  Net loss .........................           --             --             --             --        (2,740,643)     (2,740,643)

                                       ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - November 30, 2000 ........     33,770,282   $     33,771   $ 15,482,307   $     (9,239)   $(10,815,925)   $  4,690,914
                                       ============   ============   ============   ============    ============    ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     -----------    -----------
                                                        2000           1999
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITES:
      Net loss ....................................  $(2,740,643)   $  (502,933)
      Adjustments to reconcile net loss to net cash
       used by operating activities:
      Depreciation and amortization ...............       83,165         12,110
      Loss on disposition of assets ...............      153,262           --
      Non-cash expense of issuing stock
       options/warrants ...........................    1,300,898           --
      Compensation and other expense for common
       shares issued for services .................      344,356         30,000
      Changes in assets and liabilities, net of
       effects of acquisitions:
        Accounts receivable .......................       12,931         12,828
        Inventory, prepaid expenses and other
         current assets ...........................     (103,284)       (29,193)
        Other assets ..............................      (90,364)       (87,868)
        Accounts payable ..........................      115,744        212,412
        Deferred revenue ..........................      (80,138)          --
        Other accrued expenses ....................      (71,602)      (116,972)
                                                     -----------    -----------

      Net cash used by operating activities .......   (1,075,675)      (469,616)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (cash paid) liabilities assumed for
       acquisitions ...............................      123,775        454,312
      Purchases of property and equipment .........      (29,282)      (161,129)
                                                     -----------    -----------

      Net cash provided by investing activities ...       94,493        293,183
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock ......      560,000        265,397
      Proceeds from exercise of options ...........       12,000           --
      Proceeds from borrowings from shareholders ..       55,000           --
      Repayments of borrowings from shareholders ..      (12,000)          --
      Proceeds from issuance of debt ..............      564,609           --
      Payments of capital lease obligations .......       (7,764)          --
      Repayments of debt ..........................      (44,201)       (16,513)
                                                     -----------    -----------

      Net cash provided by financing activities ...    1,127,644        248,884
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........      146,462         72,451
BEGINNING OF PERIOD ...............................      278,164            657
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $   424,626    $    73,108
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for interest ...............  $    23,249    $       774
                                                     ===========    ===========

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATIONS - iExalt, Inc., ("iExalt" or "Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations.

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

          The Company blends the Internet and traditional media to provide products and services to Christian families, businesses, schools and other organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials, a Christian events magazine, and a Christian newspaper, produces a radio program in 48 markets five nights per week, operates a Christian music news website and one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events, owns and markets its own business-to-business Internet content management products. The Company provides psychiatric counseling services for senior citizens in 5 states. Healthcare revenues are earned from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. The Company also operates a Christian inpatient mental health management company.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at November 30, 2000 and the Company's consolidated results of operations and cash flows for the three-month periods ended November 30, 2000 and 1999. Operating results for the three-month periods are not necessarily indicative of the results that may be expected for an entire year.

          These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, including the financial statements and notes thereto.

          CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable arise from sales to customers and the Company periodically evaluates its credit exposure with its customers. Included in accounts receivable at August 31, 2000 is $326,338 due from one customer of PremierCare, a subsidiary of the Company. The Company has fully reserved this receivable since the payment has been disputed for more than twelve months, however, management is vigorously pursuing collection of this balance.

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

          IMPAIRMENT OF LONG LIVED ASSETS - In September 2000, management made the decision to dispose of two acquisitions and terminate a funding arrangement with another potential acquisition. The carrying values of goodwill and intangible assets of the related dispositions were not recovered. Therefore, an impairment loss of $3,451,407 was recognized during the fourth quarter, 2000 on these assets. Management believes there is no other impairment of goodwill and other intangibles.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statement" in March and June 2000, respectively. As a result, the SAB 101 will become effective for the Company in the fourth quarter of fiscal year end August 31, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

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

          CONDITIONS AFFECTING ONGOING OPERATIONS - The Company is currently dependent upon external financing to continue its current level of operations. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its current level of operations. If the Company is unable to continue its current level of operations, the value of the Company's assets could experience a significant decline in value from the net book values reflected in the accompanying consolidated balance sheet.

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

NOTE B    ACQUISITIONS AND DISPOSITIONS

          During September 2000, the Company re-evaluated its business mix and projected cash flows and made decisions to dispose of First Choice and the Company's filtering software and related technology. First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October and issued 25,000 shares of the Company's common stock to an employee for past services rendered. The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, the total of existing liabilities related to the filtering
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE B    ACQUISITIONS AND DISPOSITIONS  (continued)

          technology at the closing. The note will be repaid upon sale of the stock or six months, whichever occurs first. The Company retained the right to use and market the filtering technology to the Christian market. The Company had also made the decision to cancel its acquisition efforts related to a start-up internet company. The Company had been funding the start-up under a management and funding agreement since April, 2000. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up and received a note receivable for the total funds advanced of $368,112. An impairment loss of the total of all funds advanced and the related acquisition costs incurred was recorded due to the low probability of collecting the note receivable or realizing future income from the equity interest. Related impairment costs recorded during fiscal year 2000 totaled $3,451,407 and an additional $240,813 loss was recognized from operations and losses on disposal of fixed assets on the dispositions during the three months ended November 30, 2000.

          On September 29, 2000 the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., the 100% owner and operator of Sonora. This acquisition has been accounted for under the cost method.

          On October 3, 2000, the Company acquired all the stock of ListenFirst.com ("ListenFirst"), a Christian music news website for 60,000 shares of the Company's common stock. If certain revenue or profit levels are reached over the next three years, a maximum of 50,000 additional shares will be issued for the acquisition. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $60,084.

          On October 18, 2000, the assets of Northwest Christian Journal ("NWCJ"), a monthly Christian newspaper in the Seattle area, were acquired for 37,500 shares of the Company's common stock and cash proceeds of $7,500. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $41,250. On October 29, 2000, the assets of the Christian Blue Pages, LLC ("Blue Pages") which produces a directory of Christian businesses in four editions in Southern California, were acquired in exchange for 60,000 shares of the Company's common stock and a percentage of the first year's advertising revenues. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $112,182. Both of these acquisitions were added to the operations of Christian Times, a subsidiary of the Company.

          All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,236,680. The Company is combining the operations of Clean Web and its filtered ISP, but will continue to market its services under both names.

          Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If on October 29, 2002, the average price of the Company's stock for the 20 preceding days does not equal or exceed $5.00 per share, the company will issue additional common stock such that, the total shares multiplied by the average price determined above is equal to $1 million. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $1,000,000.

          On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive"). The transaction was accounted for as a purchase and
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE B    ACQUISITIONS AND DISPOSITIONS (continued)

          goodwill was recorded in the amount of $10,969. Alive is a leading provider of speakers to the Christian community and the business will be combined with ChristianSpeakers.com, a subsidiary of the Company.

          The following unaudited pro forma combined results of operations of the Company for the three months ended November 30, 2000 and 1999 assume significant acquisitions had occurred as of the beginning of the respective periods.

                                                  PRO FORMA
                                              THREE MONTHS ENDED
                                         ----------------------------
                                         NOVEMBER 30,    NOVEMBER 30,
                                             2000            1999
                                         ------------    ------------

          Revenues ...................   $  2,657,960    $  1,923,718

          Loss from operations .......   $ (2,881,608)   $ (1,133,322)

          Net loss ...................   $ (2,920,412)   $ (1,175,157)

          Earnings/(loss) per share ..   $      (0.09)   $      (0.04)

          ProForma Weighted Average
          Number of Shares Outstanding     32,418,639      28,216,265


          The pro forma adjustments reflect the amortization of goodwill from the beginning of the respective periods for each of the acquired companies that were significant. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

          In June 2000, the Company entered into a funding agreement with an internet company under which iExalt advances funds and directs the management of the company pending completion of the definitive acquisition agreement. Funds advanced under this agreement were $271,838 and were included in Other Assets at November 30, 2000. If the acquisition is not completed, iExalt will be entitled to repayment of the advances with interest and a fifty percent ownership interest in the internet company. This acquisition has not been completed as of the date of this 10-QSB filing.

NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of November 30, 2000 consisted of the following:

             Computer equipment and software ........   $ 480,278
             Furniture, fixtures and office equipment     252,476
             Automobiles ............................     186,091
             Leasehold improvements .................      55,815
                                                        ---------
                                                          974,660
              Less accumulated depreciation .........    (135,944)
                                                        ---------

                                                        $ 838,716
                                                        =========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D    SHORT-TERM BORROWINGS

          Short-term borrowings at November 30, 2000 consisted of the following:

              Revolving line of credit with bank,         $150,000
              interest at prime payable monthly, due
              December 18, 2000, guaranteed by
              shareholder and secured by Company assets

              Convertible debentures, interest at          500,000
              prime plus one half, due January 15, 2001

              Other unsecured revolving lines of credit 70,066 in the form of credit cards, interest ranging from 9.9% to 20.8%, payable
              monthly
                                                          --------
                                                          $720,066
                                                          ========

          In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line is secured by certain assets of the Company, is guaranteed by a shareholder, and matured in late December 2000. The Company continues to service the debt with interest payments and is in discussion regarding a renewal of the credit line with the bank. In October, 2000, the shareholder/guarantor of the line indicated that he will not renew his guarantee.

          On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and are convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Originally, principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001. As additional consideration, the Company issued a five-year warrant to purchase 1 million shares at $1.13 per share to the holders of the convertible debentures. The Company incurred non-cash expense of the Company's common stock of $619,125 for the fair value of the warrants under SFAS No. 123. If the debentures were converted at fifty percent of the market price of the Company's shares as of January 12, 2001, then approximately 5,555,556 shares would be issued.


NOTE E    NOTES PAYABLE TO SHAREHOLDERS

          Notes payable to shareholders consist of the following at November 30, 2000:

                Non-interest bearing note payable to
                  shareholder, due on demand secured
                  by all assets of NetXpress .......   $350,000

                Unsecured notes payable to
                  shareholder, 8% interest,
                  due on demand ....................    195,000

                Unsecured notes payable to
                  shareholder, 11.75%
                  interest, due on March 16, 2001 ..     55,000
                                                       --------
                                                       $600,000
                                                       ========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E    NOTES PAYABLE TO SHAREHOLDERS (continued)

          In connection with the acquisition of NetXpress, the Company assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance became payable on demand when the Company's net assets exceeded $5,000,000. During the third quarter of 2000, the Company reached this benchmark. As of November 2000, the shareholder has made demand for payment through his attorney and the Company is attempting to negotiate the payment terms.

          During August 2000, two shareholders loaned the Company $195,000 and $12,000, respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made through an attorney and the company is currently attempting to negotiate payment terms.

          During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

NOTE F    LONG-TERM DEBT

          Long-term debt at November 30, 2000 consisted of the following:

                 Note payable to bank, interest at
                  prime payable quarterly, due June
                  30, 2001, unsecured, guaranteed by
                  shareholder ......................   $550,000

                 Vehicle notes payable, interest
                  ranging from 1.9% to 14.25%,
                  maturing June 2001 to June 2004,
                  secured by vehicles ..............    119,779

                 Notes payable on various insurance
                  policies .........................     72,828

                 Other unsecured note payable,
                  interest at 8%, due on demand ....      2,500
                                                       --------
                                                        745,107

                 Less: current maturities ..........    660,890
                                                       --------
                                                       $ 84,217
                                                       ========

          In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. In December the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement is with Thomson Kernaghan & Co. Limited and provides for two year debentures carrying a 10% accumulating interest rate and is convertible into common shares at 75% of the average closing bid price for the 10 trading days before the closing date or the conversion date, whichever price is less. Upon closing, the Company will issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. In addition, the agreement requires the Company to file a registration statement with the Securities and Exchange Commission within thirty days of closing. Definitive agreements were signed and effective December 11, 2000 and the proposed transaction has been announced. To date, however, approximately eighty-five percent of the $600,000 in committed funds has been received and accordingly the transaction has not effectively closed. The Company is currently working on the registration statement to the Securities and Exchange Commission, as required.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G    SHAREHOLDERS' EQUITY

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

          A funding agreement related to the acquisition of a start-up internet company that the Company had signed in April, 2000 was terminated. The Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up, and received a note for the total funds advanced of $368,112. These assets were fully impaired at August 31, 2000 due to the low probability of collecting the note receivable or realizing future income from the equity interest.

          On September 16, 2000, the Company issued 300,000 shares of its common stock valued at $274,212 to SunState Equity Inc., for consulting services related to corporate financing activities, market acceptance of the Company's business and securities, recommendations relating to specific business operations and investments, advice relating to financial planning, and advice regarding future finances involving securities of the Company.

          On September 25, 2000, the Company granted a one-year option to purchase 600,000 shares of the Company's common stock at an exercise price of $0.02 per share to CSI for consulting services provided as part of the Company's reorganization and restructuring. These options were exercised on October 10, 2000 for $12,000. The Company incurred non-cash expense of $681,773 for the fair value of the options under SFAS No. 123.

          On September 29, 2000, the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., to the 100% owner and operator of Sonora.

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

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE G    SHAREHOLDERS' EQUITY (Continued)

          Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If on October 29, 2002, the average price of the Company's stock for the 20 preceding days does not equal or exceed $5.00 per share, the company will issue additional common stock such that the total shares multiplied by the average price determined above is equal to $1 million.

          On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive").

          On November 21, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Shepherd Productions, Inc. in which two websites were purchased and commitments for future collaborative efforts were formalized such as the development of radio and internet related programs.

          On November 29, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Dawson McAllister in which the Company's products and services will be marketed through radio and internet related communications.

          On November 2, 2000 a signing bonus of 50,000 shares of the Company's common stock was provided per an agreement of employment and non-competition with Christopher Clem, Vice President - Marketing.

NOTE H    INCOME TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of November 30, 2000 the Company had an accumulated taxable net operating loss ("NOL") carryforward for income tax purposes of approximately $10.6 million, resulting in a deferred tax asset of $3.7 million. These carryforwards begin to expire in 2019. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.


NOTE I    BUSINESS SEGMENTS

          The Company's operations are grouped into three business segments based on types of service and delivery media: internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of the filtered ISP and portal, Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, and Life Perspectives. Print publications consist of Christian Happenings and Christian Times and healthcare services consist of the counseling programs of PremierCare and Rapha.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE I    BUSINESS SEGMENTS (continued)

          The Company's reportable segment information for the three months ended November 30, 2000 and 1999 was as follows:


              THREE MONTHS      INTERNET &       PRINT       HEALTHCARE   CORPORATE/      REPORTABLE
             ENDED NOVEMBER     TECHNOLOGY    PUBLICATIONS    SERVICES       OTHER         SEGMENTS
            ----------------   ------------   ------------   -----------   -----------    -----------
            Revenues:
            2000               $ 1,123,228    $   472,556    $   851,205   $      --      $ 2,446,989
            1999               $   326,831    $   126,824    $      --     $      --      $   453,655

            Gross Profit:
            2000               $   256,305    $   169,849    $   309,256   $      --      $   735,410
            1999               $    50,153    $    59,277    $      --     $      --      $   109,430

            (Loss)/Income
            from operations:
            2000               $  (393,300)   $   (28,505)   $    49,616   $(2,333,865)   $(2,706,054)
            1999               $  (124,344)   $    (8,927)   $      --     $  (373,777)   $  (507,048)

            Depreciation/Amort:
            2000               $    33,928    $    21,128    $    22,425   $     5,684    $    83,165
            1999               $     4,935    $     1,700    $      --     $     5,475    $    12,110

            Assets:
            2000               $ 4,158,204    $ 1,416,747    $ 2,441,262   $   901,491    $ 8,917,704
            1999               $   576,752    $   457,898    $      --     $   177,737    $ 1,212,387


          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the three months ended November 30, 2000 and 1999:


                                         NOVEMBER 30,   NOVEMBER 30,
                                            2000           1999
                                         -----------    -----------
            Gross profit of reportable
             segments ................   $   735,410    $   109,430
              Other expenses .........     3,441,464        616,478
                                         -----------    -----------
            Loss from operations .....     2,706,054)      (507,048)
                                         -----------    -----------
            Other Income/(Expense)
              Interest income ........         2,977          4,889
              Interest expense .......       (37,566)          (774)
                                         -----------    -----------
            Loss before income taxes .   $(2,740,643)   $  (502,933)
                                         ===========    ===========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE J    SUBSEQUENT EVENTS

          In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement is with Thomson Kernaghan & Co. Limited and provides for two year debentures carrying a 10% accumulating interest rate and convertible into common shares at 75% of the average closing bid price for the 10 trading days before the closing date or the conversion date, whichever price is less. Upon closing, the Company will issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. In addition, the agreement requires the Company to file a registration statement with the Securities and Exchange Commission within thirty days of closing. Definitive agreements were signed and effective December 11, 2000 and the proposed transaction has been announced. To date, however, approximately eighty-five percent of the $600,000 in committed funds has been received and accordingly the transaction has not effectively closed. The Company is currently working on the registration statement to the Securities and Exchange Commission, as required.

          Subsequent to November 30, 2000, the Company entered into a lease agreement for office space to be utilized by the CleanWeb internet service provider personnel in Houston. The lease agreement specifies a term of 36 months beginning February 1, 2001.The total Base Rental includes approximately 3,042 square feet in rentable area and the for a cost of $125,482 over the life of the lease.

          Subsequent to November 30, 2000, the Company, in exchange for 20,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Wes Holloman in which a youth newsletter will be supported in conjunction with iExalt staff.

          Subsequent to November 30, 2000, the Company, in exchange for 50,000 shares of the Company's common stock, acquired Gilmore Marketing, Inc. which is in the business of providing development, management, and marketing services.

          Subsequent to November 30, 2000, the Company resolved to issue 100,000 shares of its common stock to a shareholder with piggyback registration rights in connection with any registration statement to be filed.

          Subsequent to November 30, 2000, the Company entered into an agreement for legal services with Christian & Smith, Attorneys & Counselors At Law, under which Christian & Smith will undertake to represent the Company with regard to certain transactional, litigation, and related matters.

Part I- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read together with our financial statements, which are included earlier this Form 10-QSB. The following discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

General

      iExalt, Inc., ("iExalt" or "Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations.

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

      The Company blends the Internet and traditional media to provide products and services to Christian families, businesses, schools and other organizations. The Company currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian newspaper, produces a radio program in 48 markets five nights per week, and operates a Christian music news website and one of the largest speakers bureaus dedicated to Christian speakers. In addition, the Company sells tickets for Christian events, owns and markets its own business-to-business Internet content management products. The Company provides psychiatric counseling services for senior citizens in 5 states. Healthcare revenues are earned from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. The Company also operates a Christian inpatient mental health management company.

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

      In late September, 2000, we re-evaluated our business mix and projected cash flows which resulted in the disposition of two businesses and the decision to terminate our acquisition efforts on a third business. After disappointing early results, we divested all of our interest in First Choice to the management of that subsidiary for their assumption of future liabilities. And, in order to remain focused on our mission, we divested ourselves of our filtering software and related technologies to the management of that function for their assumption of future liabilities, while retaining the rights to use the filtering software in our ISP business and to market it in the Christian market. Our management believed that the effort to take this technology to other markets would have diverted too much of our capital and management attention away from our central mission. We terminated the acquisition of a start-up Internet company with which we had signed a funding agreement in April 2000, because of our perception of delays in business prospects necessary for it to reach positive cash flow. The value of the goodwill and intangible assets on our books as of August 31, 2000, relating to First Choice and the prospective acquisition were fully impaired and written down to zero within the year then ended. The carrying value of the filtering and related software was reduced to the value of future cost savings that we estimate will be realized by having our own filtering technology rather than having to license it as is generally the case with other filtered ISP. In addition to writing off the associated assets and paying expenses through the time of disposition, we have made a supplemental payment of $25,000 to First Choice and have issued 150,000 shares of our common stock to the filtering software acquirer and 100,000 shares to the terminated acquisition target. We acquired a note receivable from the filtering software acquirer of $84,359 and a note receivable from the terminated acquisition target of $368,112 Also, as a result of the funding agreement, we retained a 49% interest in the acquisition target as the note was not repaid by the agreed upon date of January 1, 2001. These assets were fully impaired at August 31, 2000 due to the low probability of collecting the note receivable or realizing future income from the equity interest.

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

      On November 2, 2000 a signing bonus of 50,000 shares of the Company's common stock was provided per an agreement of employment and non-competition.

      On November 21, 2000, in exchange for 30,000 shares of our common stock, we acquired from Alive Communications all of its speaker contracts and speaking engagements relating to the Christian market. Alive is a leading provider of speakers to the Christian community. Their business will be combined with ChristianSpeakers.com.

      On November 21, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Shepherd Productions, Inc. in which two websites were purchased and commitments for future collaborative efforts were formalized such as the development of radio and internet related programs.

      On November 29, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Dawson McAllister in which the Company's products and services will be marketed through radio and internet related communications.

      In addition, in June 2000, we entered into a funding agreement with an Internet company under which we are advancing funds and directing their management, pending the completion of a definitive acquisition agreement. Under the funding agreement, if the acquisition is not consummated, we will be entitled to repayment of the advances with interest plus a fifty percent ownership interest in the company. As of this filing, the acquisition is still anticipated but has not been consummated.

      Our operating units are grouped into three business segments: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. At August 31, 2000, Internet & Technology Applications consisted of our ISP (iExalt.net), Electronic Publishing, our filtering technology, our portal (iExalt.com), ChristianSpeakers.com, iExaltFamily.com, and the Life Perspectives radio program. Since August 31, within this business segment, we have disposed of iExaltFamily.com and the filtering software (outside of its use in the Christian market) and we have added ListenFirst.com, contracts from Alive Communications, and CleanWeb. Print Publications consisted of Christian Happenings and Christian Times at August 31, 2000. Since August 31, 2000 we added Northwest Christian Journal and Christian Blue Pages. Healthcare Services consisted of PremierCare at August 31, 2000 and, since that time, we added our interest in Sonora Behavioral Health Hospital and Rapha.

Results of Operations

      As of November 30, 2000, Internet & Technology Applications consists of the ISP (iExalt.net and CleanWeb), Electronic Publishing, filtering technology, the portal (iExalt.com), ListenFirst.com, ChristianSpeakers.com, and the Life Perspectives radio program; Print Publications consists of Christian Happenings and Christian Times; and, Healthcare Services consists of PremierCare and Rapha.

      Several of our products and services have a significant seasonality to their revenues. In particular, Electronic Publishing is expected to have about 50% of its annual sales in the five months of September through January; the five months April through August are usually the weakest, generating about 33% of annual sales. ChristianSpeakers, which recognizes revenues when speaking events occur, recognizes peak monthly revenues in March, April, May, September, and October and troughs in November, December, July and August which may be 50% or less than in the peak months. Christian Happenings also experiences weak revenue in the months preceding the year-end holidays and the summer vacation season, when there are fewer events. Christian Times revenues in the quarter ending May 31 are about 15% above and for the quarter ending November 30 about 15% below the average for the year. ChristianSpeakers maintains a backlog of business which may contract for speaking engagements up to a year (or more) ahead of the actual engagement. Revenues are not recognized until the engagement occurs.

      Our net loss for the three months ending November 30, 2000 was $2,740,643. However, this loss includes significant non-cash expenses totaling $1,881,681 associated with businesses that we disposed of in September, 2000, depreciation, amortization, common stock shares issued for services provided, and stock options and warrants that were granted for services. Excluding these non-cash expenses, the loss for the three months ended November 30, 2000 was $858,962.

      REVENUES

      Internet & Technology Applications generate revenues from product sales, speaker fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues are revenues earned from hospitals for providing services in accordance with our contracts. Total revenues were $2,446,989 for the three months ended November 30, 2000 compared with $453,655 for the three months ended November 30, 1999. Our revenues by segment for the two periods are shown below.

                                                     THREE MONTHS ENDED NOVEMBER 30,
                                           ---------------------------------------------------
                                                     2000                       1999
                                           ------------------------   ------------------------
                                             AMOUNT        PERCENT      AMOUNT        PERCENT
      REVENUES                             ------------------------   ------------------------

      Internet & Technology Applications   $1,123,228           46%   $  326,831           72%
      Print Publications ...............      472,556           19%      126,824           28%
      Healthcare Services ..............      851,205           35%         --            - %


      COST OF SALES AND SERVICES

      The Cost of Sales and Services was $1,711,579 for the three months ended November 30, 2000 compared with $344,225 for the three months ended November 30, 1999. Our Cost of Sales and Services by segment for the two periods are shown below.

                                                  THREE MONTHS ENDED NOVEMBER 30,
                                           --------------------------------------------
                                                    2000                   1999
                                           ---------------------  ---------------------
                                             AMOUNT      PERCENT    AMOUNT      PERCENT
      COST OF SALES AND SERVICES           ---------------------  ---------------------

      Internet & Technology Applications   $866,923         51%   $276,678         81%
      Print Publications ...............    302,707         18%     67,547         19%
      Healthcare Services ..............    541,949         31%       --          - %

      Cost of Sales and Services for Internet & Technology Applications include royalties, direct labor, payments to speakers, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consist of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services are primarily direct personnel costs.

      SELLING, GENERAL AND ADMINISTRATIVE

      Selling, General and Administrative costs were $3,205,037 for the three months ended November 30, 2000 compared with $604,368 for the three months ended November 30, 1999. Included in the three months ended November 30, 2000 are significant non-cash expenses totaling $1,645,254 related to stock options and warrants that were granted for services and common stock shares issued for services provided. Excluding these non-cash expenses, the total Selling, General and Administrative costs were $1,559,783 for the three months ended November 30, 2000. Selling, General and Administrative costs by segment for the two periods are shown below.

                                                      THREE MONTHS ENDED NOVEMBER 30,
                                           ----------------------------------------------------
                                                      2000                      1999
                                           ------------------------   -------------------------
                                             AMOUNT         PERCENT    AMOUNT           PERCENT
      SELLING, GENERAL AND ADMINISTRATIVE  ------------------------   -------------------------

      Internet & Technology Applications   $  615,677           19%   $  169,562           28%
      Print Publications ...............      177,226            6%       66,504           11%
      Healthcare Services ..............      237,215            7%         --            - %
      Corporate overhead ...............    2,174,919           68%      368,302           61%


      Selling, General and Administrative costs for Internet & Technology Applications include primarily personnel and advertising costs. Selling, General and Administrative costs for Print Publications consist of personnel and communication services. Healthcare Selling, General and Administrative costs are primarily personnel, travel and transportation. Corporate overhead costs are mostly personnel, professional fees, and non-cash losses.

Liquidity and Capital Resources

      As of November 30, 2000, iExalt had $1,583,599 in current assets, $4,063,429 in current liabilities and a retained deficit of $10,815,925. We had a net loss of $2,740,643 for the three months ended November 30, 2000. Net cash used by operating activities for the period was $1,075,675.

      In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line is secured by certain assets of the Company, is guaranteed by a shareholder, and matured in late December 2000. The Company continues to service the debt with interest payments and is in discussion regarding a renewal of the credit line with the bank. In October, 2000, the shareholder/guarantor of the line has indicated that he will not renew his guarantee.

      In July 2000, we borrowed $550,000 from a bank under a term loan that is due on June 30, 2001. The term loan is guaranteed by certain shareholders. The guarantor of our line of credit has indicated that he will not renew his guarantee on the line or term loan. The Company is considering alternatives to secure, replace, or repay the term loan.

      In August 2000, shareholders loaned funds to iExalt on demand notes totaling $207,000 and an additional $55,000 was loaned by a shareholder in September 2000. One of the shareholder loans made in August for $12,000 was repaid in November. A shareholder loan of $350,000 was assumed in May 1999 with the acquisition of NetXpress. Demand for payment has been made by a shareholder on notes totaling $545,000 and the company is currently negotiating to arrange payment.

      On September 20, 2000, we agreed to issue $500,000 in convertible debentures with interest 1/2% above prime, and convertible into common stock at the lesser of $0.17 per share or 50% of the current market price and to grant five-year warrants to purchase 1,000,000 shares at an exercise price of $1.13 per share. The debentures and warrants were granted one-half to Travin Partners LLLP and one-half to TCA Investments, Inc. The original due date of October 20, 2000, for the debentures has been extended to January 15, 2001. If the debentures are converted at fifty percent of the closing price as of January 12, 2001 of $0.18, approximately 5,555,556 shares would be issued.

      On September 25, 2000, we granted options to the principals of Consulting and Strategy International Inc. to purchase 600,000 shares at an option price of $0.02 as compensation for extra services since August 2000. The underlying shares were registered on our Form S-8 filed with the Commission on October 6, 2000, and we received $12,000 to exercise the options on October 10, 2000.

      On October 17, 2000, we sold 879,906 unregistered shares of common stock to an accredited investor for $560,000.

      In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. In December the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement is with Thomson Kernaghan & Co. Limited and provides for two year debentures carrying a 10% accumulating interest rate and convertible into common shares at 75% of the average closing bid price for the 10 trading days before the closing date or the conversion date, whichever price is less. Upon closing, the Company will issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. In addition, the agreement requires the Company to file a registration statement with the Securities and Exchange Commission within thirty days of closing. Definitive agreements were signed and effective December 11, 2000 and the proposed transaction has been announced. To date, however, approximately eighty-five percent of the commitment of $600,000 has been received and accordingly the transaction has not effectively closed. The Company is currently working on the registration statement to the Securities and Exchange Commission, as required.

      On September 16, 2000, we issued 300,000 shares valued at $274,212 to Sunstate Equity Trading, Inc., a Florida corporation, as compensation for consulting services as a financial advisor to the company.

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

      We will be required to obtain additional financing or capital to attain profitable operations, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities which may not be achieved in the near term, and until such time, we will rely upon external sources for liquidity. We believe that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and our business plan. However, our anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of our business plans or our revenues may not be realized as projected. Our current working capital may not be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position.

FORWARD LOOKING INFORMATION

       This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to have been incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

Part II -  Item 2. Changes in Securities.

      The following transactions involving unregistered securities occurred during the three months ended November 30, 2000, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended.

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

      The Company made the decision to cancel its acquisition efforts related to a start-up internet company. The Company had been funding the start-up under a management and funding agreement since April, 2000. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up and received a note receivable for the total funds advanced of $368,112.

      On September 16, 2000, the Company issued 300,000 shares of common stock valued at $274,212 to SunState Equity Inc., for consulting services related to corporate financing activities, market acceptance of the Company's business and securities, recommendations relating to specific business operations and investments, advice relating to financial planning, and advice regarding future finances involving securities of the Company.

      On September 25, 2000, the Company granted a one-year option to purchase 600,000 shares of the Company's common stock at an exercise price of $0.02 per share to CSI for consulting services provided as part of the Company's reorganization and restructuring. These options were exercised on October 10, 2000 for $12,000. The Company incurred non-cash expense of $681,773 for the fair value of the options under SFAS No. 123.

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

      Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If on October 29, 2002, the average price of the Company's stock for the 20 preceding days does not equal or exceed $5.00 per share, the company will issue additional common stock such that the total shares multiplied by the average price determined above is equal to $1 million.

      On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive").

      On November 21, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Shepherd Productions, Inc. in which two websites were purchased and commitments for future collaborative efforts were formalized such as the development of radio and internet related programs.

      On November 29, 2000, in exchange for 75,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Dawson McAllister in which the Company products and services will be marketed through radio and internet related communications.

      On November 2, 2000 a signing bonus of 50,000 shares of the Company's common stock was provided per an agreement of employment and non-competition to Christopher Clem - Vice President Marketing.


Part II - Item 6. Exhibits and Reports on Form 8-K

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

           4.1 Investor's Rights Agreement, dated October 24, 2000 by and among iExalt, Inc., certain shareholders of iExalt, and Ted L. Parker (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

           4.2 Convertible Debenture issued to TCA Investments, Inc. on September 20, 2000 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

           4.3 Convertible Debenture issued to Travin Partners LLLP on September 20, 2000 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

           4.4 Warrants issued to TCA Investments, Inc. on September 20, 2000 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

           4.5 Warrants issued to Travin Partners LLLP September 20, 2000 (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

           4.6 Letter Agreement between iExalt, , Inc. and Consulting & Strategy International LLC dated September 25, 2000 (filed as
                 Exhibit 4.1 to the Company's Form S-8 as filed with the Commission on October 6, 2000, is incorporated herein by reference).

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

          10.3 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as
                 Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

          10.4 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).


---------------------------------------------------

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended November 30, 2000:


         Form 8-K filed on September 19, 2000, reporting the change in management effective September 13, 2000 and the press releases related to that announcement.

         Form 8-K/A filed on September 25, 2000 reporting (i) the acquisition by iExalt of PremierCare LLC, and (ii) the financial statements and pro forma financial information of the acquired company related to the acquisition.

         Form 8-K/A-2 filed on October 6, 2000 reporting the consent of the Independent Certified Public Accountants with regard to the financial statements of PremierCare, LLC included within the Form 8K/A filed with the Securities and Exchange Commission on September 25, 2000.

         Form 8-K filed on October 12, 2000, reporting the change in management effective September 13, 2000 and the press releases related to that announcement.

         Form 8-K filed on October 12, 2000, reporting the disposition of First Choice Marketing, Inc., the sale of assets of nXp Technologies, Inc., and the related filtering technology of the Company.

         Form 8-K filed on November 8, 2000, reporting the acquisition of CleanWeb, Inc., a Texas corporation which provides premium filtered Internet access nationwide.


                                   SIGNATURES

      In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   iEXALT, INC.
January 15, 2001

                                   By: /s/ CHRIS L. SISK
                                       ------------------
                                           Chris L. Sisk, Executive Vice
                                           President/Primary Financial Officer