Form 10QSB/A
period 2000-12-31
IEXALT INC
filed 2001-02-20
CIK 313625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 000-09322


                                  iEXALT, INC.

              NEVADA                                             75-1667097
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                               4301 WINDFERN DRIVE
                              HOUSTON, TEXAS 77041
                    (Address of principal executive offices)

                                 (281) 600-4000
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [XX]     NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                      December 21, 2000: 33,840,282 Shares.

Transitional Small Business Disclosure Format (check one): YES [ ]     NO [XX]
                                  iEXALT, INC.

                                Table of Contents

                                                                            PAGE
                                                                            ----
Part I - Financial Information

  Item 1.  Condensed Consolidated Financial Statements ....................   3

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................  18

Part II - Other Information

  Item 2.  Changes in Securities ..........................................  24

  Item 6.  Exhibits and Reports on Form 8-K ...............................  25

  Signatures ..............................................................  26

Part I - Item 1. Condensed Consolidated Financial Statements.


                          iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                    NOVEMBER 30,    AUGUST 31,
                                                        2000           2000
                                                    ------------   ------------

CURRENT ASSETS
   Cash and cash equivalents ...................   $    424,626    $    278,164
   Accounts receivable, trade, net of allowance
   for doubtful accounts .......................        726,653         665,180

   Accounts receivable, affiliate ..............         53,942          86,384
   Inventory, prepaid expenses and other current
   assets ......................................        378,378         265,758
                                                   ------------    ------------

   TOTAL CURRENT ASSETS ........................      1,583,599       1,295,486
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net ....................        838,716         717,025
                                                   ------------    ------------
OTHER ASSETS
   Goodwill and other intangible assets, net ...      5,197,605       2,462,244
   Other assets ................................        582,012         272,853
                                                   ------------    ------------
                                                   $  8,201,932    $  4,747,608
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings .......................   $    720,066    $    241,678
   Notes payable to shareholders ...............        600,000         557,000
   Current maturities of long-term debt ........        660,890         613,037
   Current maturities of obligations under
   capital lease ...............................         54,231           8,235
   Accounts payable, trade .....................        912,355         622,007
   Accounts payable, affiliate .................         34,869          20,633
   Deferred revenue ............................        467,385         323,035
   Other accrued liabilities ...................        613,633         509,326
                                                   ------------    ------------
   TOTAL CURRENT LIABILITIES ...................      4,063,429       2,894,951
                                                   ------------    ------------
LONG-TERM DEBT .................................         84,217          90,050
OBLIGATIONS UNDER CAPITAL LEASE ................         79,144           8,024

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 20,000,000
   shares authorized, no shares issued and
   outstanding .................................           --              --
   Common stock, $.001 par value, 100,000,000
   shares authorized, 33,770,282 and 28,646,876
   shares, issued and outstanding, respectively          33,771          28,647
   Paid-in capital .............................     14,766,535       9,810,457
   Receivable from shareholder .................         (9,239)         (9,239)
   Retained deficit ............................    (10,815,925)     (8,075,282)
                                                   ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY ..................      3,975,142       1,754,583
                                                   ------------    ------------
                                                   $  8,201,932    $  4,747,608
                                                   ============    ============
See accompanying notes
                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

REVENUES ...................................     $  2,446,989      $    453,655
COST OF SALES AND SERVICES .................        1,711,579           344,225
                                                 ------------      ------------
GROSS PROFIT ...............................          735,410           109,430

SELLING, GENERAL, AND ADMINISTRATIVE .......        3,205,037           604,368
DEPRECIATION AND AMORTIZATION ..............           83,165            12,110
LOSS ON DISPOSAL OF ASSETS .................          153,262              --
                                                 ------------      ------------
LOSS FROM OPERATIONS .......................       (2,706,054)         (507,048)

OTHER INCOME (EXPENSES)
       Interest income .....................            2,977             4,889
       Interest expense ....................          (37,566)             (774)
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................       (2,740,643)         (502,933)
INCOME TAXES ...............................             --                --
                                                 ------------      ------------
NET LOSS ...................................     $ (2,740,643)     $   (502,933)
                                                 ============      ============
BASIC LOSS PER SHARE .......................     $      (0.09)     $      (0.02)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING .............................       31,071,507        21,613,610
                                                 ============      ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  COMMON STOCK                          RECEIVABLE                         TOTAL
                                          ---------------------------     PAID-IN          FROM          RETAINED      SHAREHOLDERS'
                                             SHARES         AMOUNT        CAPITAL      SHAREHOLDER       DEFICIT          EQUITY
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - August 31, 2000 .............     28,646,876   $     28,647   $  9,810,457   $     (9,239)   $ (8,075,282)   $  1,754,583

  Issuance of stock for acquisitions ..      2,925,500          2,926      2,551,835           --              --         2,554,761

  Issuance of stock for dispositions ..        275,000            275        188,912           --              --           189,187

  Issuance of stock for cash ..........        879,906            880        559,120           --              --           560,000

  Issuance of stock for services ......        443,000            443        343,913           --              --           344,356

  Exercise of Options .................        600,000            600         11,400           --              --            12,000

  Issue stock options/warrants ........           --             --        1,300,898           --              --         1,300,898

  Net loss ............................           --             --             --             --        (2,740,643)     (2,740,643)
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - November 30, 2000 ...........     33,770,282   $     33,771   $ 14,766,535   $     (9,239)   $(10,815,925)   $  3,975,142
                                          ============   ============   ============   ============    ============    ============

See accompanying notes.

                               iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED NOVEMBER 30,
                                                       ---------------------------
                                                           2000            1999
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITES:
      Net loss ......................................  $(2,740,643)    $  (502,933)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
      Depreciation and amortization .................       83,165          12,110
      Loss on disposition of assets .................      153,262            --
      Non-cash expense of issuing stock
        options/warrants ............................    1,300,898            --
      Compensation and other expense for common
        shares issued for services ..................      344,356          30,000
      Changes in assets and liabilities, net of
        effects of acquisitions:
        Accounts receivable .........................       12,931          12,828
        Inventory, prepaid expenses and other
          current assets ............................     (103,284)        (29,193)
        Other assets ................................      (90,364)        (87,868)
        Accounts payable ............................      115,744         212,412
        Deferred revenue ............................      (80,138)           --
        Other accrued expenses ......................      (71,602)       (116,972)
                                                       -----------     -----------
      Net cash used by operating activities .........   (1,075,675)       (469,616)
                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (cash paid) liabilities assumed  for
        acquisitions ................................      123,775         454,312
      Purchases of property and equipment ...........      (29,282)       (161,129)
                                                       -----------     -----------
      Net cash provided by investing activities .....       94,493         293,183
                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock ........      560,000         265,397
      Proceeds from exercise of options .............       12,000            --
      Proceeds from borrowings from shareholders ....       55,000            --
      Repayments of borrowings from shareholders ....      (12,000)           --
      Proceeds from issuance of debt ................      564,609            --
      Payments of capital lease obligations .........       (7,764)           --
      Repayments of debt ............................      (44,201)        (16,513)
                                                       -----------     -----------
      Net cash provided by financing activities .....    1,127,644         248,884
                                                       -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........      146,462          72,451
BEGINNING OF PERIOD .................................      278,164             657
                                                       -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............  $   424,626     $    73,108
                                                       ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for interest .................  $    23,249     $       774
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

          Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If the contracts noted within the purchase agreement are certified by Seller that such contracts have been assigned within 180 days of closing then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $284,228.

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

NOTE C    PROPERTY AND EQUIPMENT

          Property and equipment as of November 30, 2000 consisted of the following:

          Computer equipment and software ..................   $ 480,278
          Furniture, fixtures and office equipment .........     252,476
          Automobiles ......................................     186,091
          Leasehold improvements ...........................      55,815
                                                               ---------
                                                                 974,660
           Less accumulated depreciation ...................    (135,944)
                                                               ---------
                                                               $ 838,716
                                                               =========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D    SHORT-TERM BORROWINGS

          Short-term borrowings at November 30, 2000 consisted of the following:

          Revolving line of credit with bank,
          interest at prime payable monthly, due
          December 18, 2000, guaranteed by
          shareholder and secured by Company assets ................   $150,000

          Convertible debentures, interest at prime
          plus one half, due January 15, 2001 ......................    500,000

          Other unsecured revolving lines of credit
          in the form of credit cards, interest
          ranging from 9.9% to 20.8%, payable monthly ..............     70,066
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


NOTE E    NOTES PAYABLE TO SHAREHOLDERS

          Notes payable to shareholders consist of the following at November 30, 2000:

          Non-interest bearing note payable to
             shareholder, due on demand secured
             by all assets of NetXpress ................      $350,000

          Unsecured notes payable to
            shareholder, 8% interest,
            due on demand ..............................       195,000

          Unsecured notes payable to
            shareholder, 11.75% interest,
            due on March 16, 2001 ......................        55,000
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

NOTE F    LONG-TERM DEBT

          Long-term debt at November 30, 2000 consisted of the following:

             Note payable to bank, interest at prime
             payable quarterly, due June 30, 2001,
             unsecured, guaranteed by shareholder ................   $550,000

             Vehicle notes payable, interest
             ranging from 1.9% to 14.25%,
             maturing June 2001 to June 2004,
             secured by vehicles .................................    119,779

             Notes payable on various insurance
             policies ............................................     72,828

             Other unsecured note payable,
             interest at 8%, due on demand .......................      2,500
                                                                     --------
                                                                      745,107

             Less: current maturities ............................    660,890
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


NOTE G    SHAREHOLDERS' EQUITY (Continued)

          Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If the contracts noted within the purchase agreement are certified by Seller that such contracts have been assigned within 180 days of closing then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002.

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

NOTE I    BUSINESS SEGMENTS (continued)

          The Company's reportable segment information for the three months ended November 30, 2000 and 1999 was as follows:

            THREE MONTHS                    INTERNET &           PRINT            HEALTHCARE        CORPORATE/         REPORTABLE
           ENDED NOVEMBER                   TECHNOLOGY        PUBLICATIONS         SERVICES          OTHER              SEGMENTS
          ----------------                 -----------        -----------        -----------       -----------        -----------
          Revenues:
             2000                          $ 1,123,228        $   472,556        $   851,205       $      --          $ 2,446,989
             1999                          $   326,831        $   126,824        $      --         $      --          $   453,655

          Gross Profit:
             2000                          $   256,305        $   169,849        $   309,256       $      --          $   735,410
             1999                          $    50,153        $    59,277        $      --         $      --          $   109,430

          (Loss)/Income from operations:
             2000                          $  (393,300)       $   (28,505)       $    49,616       $(2,333,865)       $(2,706,054)
             1999                          $  (124,344)       $    (8,927)       $      --         $  (373,777)       $  (507,048)

          Depreciation/Amort:
             2000                          $    33,928        $    21,128        $    22,425       $     5,684        $    83,165
             1999                          $     4,935        $     1,700        $      --         $     5,475        $    12,110

          Assets:
             2000                          $ 4,158,204        $ 1,416,747        $ 1,725,490       $   901,491        $ 8,201,932
             1999                          $   576,752        $   457,898        $      --         $   177,737        $ 1,212,387

          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the three months ended November 30, 2000 and 1999:

                                                NOVEMBER 30,   NOVEMBER 30,
                                                    2000           1999
                                                -----------    -----------

          Gross profit of reportable segments   $   735,410    $   109,430
            Other expenses ..................     3,441,464        616,478
                                                -----------    -----------
          Loss from operations ..............    (2,706,054)      (507,048)
                                                -----------    -----------
          Other Income/(Expense)
            Interest income .................         2,977          4,889
            Interest expense ................       (37,566)          (774)
                                                -----------    -----------
          Loss before income taxes ..........   $(2,740,643)   $  (502,933)
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

          Subsequent to November 30, 2000, the Company resolved to issue 100,000 shares of its common stock to Hunter Carr with piggyback registration rights in connection with any registration statement to be filed.

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

Part I- Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

      The following discussion should be read together with our financial statements, which are included earlier this Form 10-QSB/A. The following discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

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

      Effective November 1, 2000, we acquired the assets of Rapha from PsyCare America, LLC, expanding our counseling services to Christian inpatient mental health management. Under the terms of the acquisition, we issued 200,000 shares of common stock. If the contracts noted within the purchase agreement are certified by Seller that such contracts have been assigned within 180 days of closing then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. Our chairman, chief executive officer, and president had been president of Rapha Treatment Centers from 1987 to 1996, prior to its sale to PsyCare America, LLC.

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

                                                  THREE MONTHS ENDED NOVEMBER 30,
                                           ---------------------------------------------
                                                    2000                     1999
                                           ---------------------    --------------------
                                             AMOUNT      PERCENT       AMOUNT    PERCENT
      REVENUES                             ----------   --------    ----------   -------
      Internet & Technology Applications   $1,123,228      46%      $  326,831      72%
      Print Publications ...............      472,556      19%         126,824      28%
      Healthcare Services ..............      851,205      35%            --        - %

      COST OF SALES AND SERVICES

      The Cost of Sales and Services was $1,711,579 for the three months ended November 30, 2000 compared with $344,225 for the three months ended November 30, 1999. Our Cost of Sales and Services by segment for the two periods are shown below.

                                                  THREE MONTHS ENDED NOVEMBER 30,
                                           ---------------------------------------------
                                                    2000                     1999
                                           ---------------------    --------------------
                                             AMOUNT      PERCENT       AMOUNT    PERCENT
      COST OF SALES AND SERVICES           ----------   --------    ----------   -------
      Internet & Technology Applications    $866,923       51%       $276,678      81%
      Print Publications ...............     302,707       18%         67,547      19%
      Healthcare Services ..............     541,949       31%           --        --%

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

                                                  THREE MONTHS ENDED NOVEMBER 30,
                                           ---------------------------------------------
                                                    2000                     1999
                                           ---------------------    --------------------
                                             AMOUNT      PERCENT       AMOUNT    PERCENT
      SELLING, GENERAL AND ADMINISTRATIVE  ----------   --------    ----------   -------
      Internet & Technology Applications   $  615,677      19%      $  169,562     28%
      Print Publications ...............      177,226       6%          66,504     11%
      Healthcare Services ..............      237,215       7%           --        --%
      Corporate overhead ...............    2,174,919      68%         368,302     61%

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

FORWARD LOOKING INFORMATION

       This report on Form 10-QSB/A includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to have been incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB/A after the date of this report.

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

      Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. If the contracts noted within the purchase agreement are certified by Seller that such contracts have been assigned within 180 days of closing then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002.

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


Part II - Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      EXHIBIT  DESCRIPTION OF EXHIBIT
      -------  ----------------------
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

         4.6 Letter Agreement between iExalt, Inc. and Consulting & Strategy International LLC dated September 25, 2000 (filed as Exhibit 4.1 to the Company's Form S-8 as filed with the Commission on October 6, 2000, is incorporated herein by reference).

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


                              iEXALT, INC.
February 16, 2001

                              By: /s/ CHRIS L. SISK
                                      Chris L. Sisk,
                                      Executive Vice President/
                                      Primary Financial Officer