Form 10QSB
period 2001-02-28
IEXALT INC
filed 2001-04-12
CIK 313625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 000-09322

                                  iEXALT, INC.

             NEVADA                                         75-1667097
             ------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                        12000 Aerospace Avenue, Suite 375
                           Houston, Texas 77034 - 5576
                    (Address of principal executive offices)

                                  281-464-8400
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |XX| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                       March 31, 2001: 40,596,577 Shares.

Transitional Small Business Disclosure Format (check one): YES |_| NO |XX|
                                  iEXALT, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I    Financial Information

               Item 1      Condensed Consolidated Financial Statements         3

               Item 2      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                21

Part II   Other Information

               Item 2      Changes in Securities                              28

               Item 6      Exhibits and Reports on Form 8-K                   29

               Signatures                                                     31

Part I - Item 1. Condensed Consolidated Financial Statements.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                                February 28,    August 31,
                                                                                   2001            2000
                                                                               ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                  $    450,012    $    278,164
    Accounts receivable, trade, net of allowance for doubtful
    accounts                                                                        809,979         665,180
    Accounts receivable, affiliate                                                   68,980          86,384
    Inventory, prepaid expenses and other current assets                            555,409         265,758
                                                                               ------------    ------------

    TOTAL CURRENT ASSETS                                                          1,884,380       1,295,486
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, net                                                         790,857         717,025
                                                                               ------------    ------------

OTHER ASSETS
    Goodwill and other intangible assets, net                                     5,864,566       2,462,244
    Other assets                                                                    727,915         272,853
                                                                               ------------    ------------

                                                                               $  9,267,718    $  4,747,608
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                                      $  1,646,714    $    241,678
    Notes payable to shareholders                                                   545,000         557,000
    Current maturities of long-term debt                                            639,235         613,037
    Current maturities of obligations under capital lease                           103,491           8,235
    Accounts payable, trade                                                         998,621         622,007
    Accounts payable, affiliate                                                      18,521          20,633
    Deferred revenue                                                                698,288         323,035
    Other accrued liabilities                                                       636,025         509,326
                                                                               ------------    ------------

    TOTAL CURRENT LIABILITIES                                                     5,285,895       2,894,951
                                                                               ------------    ------------

LONG-TERM DEBT                                                                       82,199          90,050
OBLIGATIONS UNDER CAPITAL LEASE                                                      12,542           8,024

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding                                         --              --
    Common stock, $.001 par value, 100,000,000 shares authorized, 34,294,032 and 28,646,876 shares, issued and outstanding,
    respectively                                                                     34,294          28,647
    Paid-in capital                                                              15,462,166       9,810,457
    Receivable from shareholder                                                      (9,239)         (9,239)
    Retained deficit                                                            (11,600,139)     (8,075,282)
                                                                               ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                                                    3,887,082       1,754,583
                                                                               ------------    ------------

                                                                               $  9,267,718    $  4,747,608
                                                                               ============    ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended              Six Months Ended
                                       ----------------------------    ----------------------------
                                        February 28,    February 29,   February 28,    February 29,
                                           2001            2000            2001             2000
                                       ------------    ------------    ------------    ------------
REVENUES                               $  2,456,154    $    841,788    $  4,903,143    $  1,295,443
COST OF SALES AND SERVICES                1,585,222         494,128       3,296,801         838,353
                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                870,932         347,660       1,606,342         457,090

SELLING, GENERAL, AND ADMINISTRATIVE        672,614         579,557       3,244,097         901,270
PAYROLL COSTS                               654,531         472,733       1,288,085         755,388
DEPRECIATION AND AMORTIZATION               141,824          43,206         224,989          55,316
LOSS ON DISPOSAL OF ASSETS                       --              --         153,262              --
                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (598,037)       (747,836)     (3,304,091)     (1,254,884)

OTHER INCOME (EXPENSES)
     INTEREST INCOME                            935             363           3,912           5,252
     INTEREST EXPENSE                      (187,112)         (3,590)       (224,678)         (4,364)
                                       ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                   (784,214)       (751,063)     (3,524,857)     (1,253,996)
INCOME TAXES                                     --              --              --              --
                                       ------------    ------------    ------------    ------------

NET LOSS                               $   (784,214)   $   (751,063)   $ (3,524,857)   $ (1,253,996)
                                       ============    ============    ============    ============

NET LOSS PER SHARE                     $      (0.02)   $      (0.03)   $      (0.11)   $      (0.05)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              34,023,380      24,460,007      32,539,289      22,927,759
                                       ============    ============    ============    ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common
                                                Stock                              Receivable                        Total
                                     ---------------------------     Paid-In          from          Retained      Shareholders
                                        Shares         Amount        Capital       Shareholder      Deficit          Equity
                                     ------------   ------------   ------------   ------------    ------------    ------------
BALANCE August 31, 2000                28,646,876   $     28,647   $  9,810,457   $     (9,239)   $ (8,075,282)   $  1,754,583

Issuance of stock for acquisitions      2,975,500          2,976      3,279,763             --              --       3,282,739

Issuance of stock for dispositions        275,000            275        188,912             --              --         189,187

Issuance of stock for cash                879,906            880        559,120             --              --         560,000

Issuance of stock for services            916,750            916        464,569             --              --         465,485

Exercise of options                       600,000            600         11,400             --              --          12,000

Issue stock options/warrants                   --             --      1,147,945             --              --       1,147,945

Net loss                                       --             --             --             --      (3,524,857)     (3,524,857)
                                     ------------   ------------   ------------   ------------    ------------    ------------

BALANCE February 28, 2001              34,294,032   $     34,294   $ 15,462,166   $     (9,239)   $(11,600,139)   $  3,887,082
                                     ============   ============   ============   ============    ============    ============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               -----------------------------
                                                                     Six Months Ended
                                                               February 28,      February
                                                                   2001          29, 2000
                                                               --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $ (3,524,857)     $ (1,253,996)
      Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                               224,989          55,316
      Loss on disposition of assets                               153,262               -
      Non-cash expense of issuing stock options/warrants          910,251               -
      Compensation and other expense for common shares
      issued for services                                         465,485          71,250
      Changes in assets and liabilities, net of effects of
      acquisitions:
        Accounts receivable                                       (82,052)         (8,546)
        Inventory, prepaid expenses and other current assets     (280,315)        (31,901)
        Other assets                                             (238,443)        (70,000)
        Accounts payable                                          176,894         362,385
        Deferred revenue                                          150,764               -
        Other accrued expenses                                    (49,210)       (133,815)
                                                               --------------  -------------

      Net cash used by operating activities                    (2,093,232)     (1,009,307)
                                                               --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash from acquisitions                                  124,291          64,087
      Purchases of property and equipment                         (49,507)       (312,109)
                                                               --------------  -------------

      Net cash provided by investing activities                    74,784        (248,022)
                                                               --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                      560,000         782,497
      Proceeds from exercise of options                            12,000               -
      Payments on borrowings from shareholders                    (12,000)              -
      Proceeds from issuance of debt                            1,469,645         450,000
      Proceeds from issuance of warrants                          237,694               -
      Payments of capital lease obligations                       (25,106)              -
      Repayments of debt                                          (51,937)        (32,213)
                                                               --------------  -------------

      Net cash provided by financing activities                 2,190,296       1,200,284
                                                               --------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              171,848         (57,045)
BEGINNING OF PERIOD                                               278,164         351,312
                                                               --------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    450,012        $ 294,267
                                                               ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for interest                          $     50,771         $  4,487
                                                               ==============  =============

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

            iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, produces a radio program in 52 markets five nights per week and is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website and one of the largest speaker's bureaus dedicated to Christian speakers. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides through the Internet a cutting-edge, information-packed, online monthly newsletter for local youth programs. iExalt provides psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

            PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

            INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at February 28, 2001 and the Company's consolidated results of operations and cash flows for the three and six month periods ended February 28, 2001 and February 29, 2000. Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

            For financial reporting purposes depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. Estimated lives of assets are as follows: Furniture and fixtures - five to seven years; computers and software - three to five years; automobiles - three to five years; and leasehold improvements - over the estimated useful life or the remaining life of the lease, whichever is shorter.

            FINANCIAL INSTRUMENTS - FAIR VALUE - The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values because of short lives and the use of market interest rates.

            CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable arise from sales to customers and the Company periodically evaluates its credit exposure with its customers. Included in accounts receivable is $326,338 due from one customer of PremierCare, a subsidiary of the Company. The Company has fully reserved this receivable since the payment has been disputed for more than twelve months, however, management is vigorously pursuing collection of this balance.

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

            IMPAIRMENT OF LONG LIVED ASSETS - In September 2000, management made the decision to dispose of two acquisitions and terminate a funding arrangement with another potential acquisition. The carrying values of goodwill and intangible assets of the related dispositions were not recovered. Therefore, an impairment loss of $3,451,407 was recognized during August 2000 on these assets. Management believes there is no other impairment of goodwill and other intangibles.

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

NOTE B      ACQUISITIONS AND DISPOSITIONS

            During September 2000, the Company re-evaluated its business mix and projected cash flows and made decisions to dispose of First Choice and the Company's filtering software and related technology. First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October and issued 25,000 shares of the Company's common stock to an employee for past services rendered. The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable secured by a lien on the assets so sold and a resulting $84,359, the total of existing liabilities related to the filtering technology at the closing.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B      ACQUISITIONS AND DISPOSITIONS (continued)

            The note will be repaid upon sale of the stock or six months, whichever occurs first. The Company retained the right to use and market the filtering technology to the Christian market. The Company had also made the decision to cancel its acquisition efforts related to a start-up Internet Company. The Company had been funding the start-up under a management and funding agreement since April, 2000. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up and received a note receivable for the total funds advanced of $368,112. An impairment loss of the total of all funds advanced and the related acquisition costs incurred was recorded due to the low probability of collecting the note receivable or realizing future income from the equity interest. Related impairment costs recorded during fiscal year 2000 totaled $3,451,407 and an additional $240,813 loss was recognized from operations and losses on disposal of fixed assets on the dispositions during the three months ended November 30, 2000 and six months ended February 28, 2001.

            On September 29, 2000 the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus-bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., the 100% owner and operator of Sonora. This acquisition has been accounted for under the cost method.

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

            On October 18, 2000, the assets of Northwest Christian Journal ("NWCJ"), a monthly Christian newspaper in the Seattle area, were acquired for 37,500 shares of the Company's common stock and cash proceeds of $7,500. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $41,250. On October 29, 2000, the assets of the Christian Blue Pages, LLC ("Blue Pages") that produces a directory of Christian businesses in four editions in Southern California, were acquired in exchange for 60,000 shares of the Company's common stock and a percentage of the first year's advertising revenues. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $112,182. Both of these acquisitions were added to the operations of Christian Times, a subsidiary of the Company.

            All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,236,680.

            Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement are certified by PsyCare that such contracts have been assigned within 180 days of closing, then final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and originally goodwill was recorded in the amount of $284,228. As of the period ended February 28, 2001 the contracts had been certified and goodwill was recorded in the amount of an additional $715,772 as an adjustment to the purchase price.

            On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive"). The transaction was accounted for as a purchase and
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B      ACQUISITIONS AND DISPOSITIONS (continued)

            goodwill was recorded in the amount of $10,969. Alive is a leading provider of speakers to the Christian community and the business will be combined with ChristianSpeakers.com.

            On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired the assets of Gilmore Marketing Company. The company provides marketing related products and services such as multi media development, advertising art work and content, publication brochures, printing designs, and logos. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $12,206.

            The following unaudited pro forma combined results of operations of the Company for the six months ended February 2001 and 2000 assume significant acquisitions had occurred as of the beginning of the respective periods.
                                                             PRO FORMA
                                                         Six Months Ended
                                                   ----------------------------
                                                     February        February
                                                     28, 2001        29, 2000
                                                   ------------    ------------
            Revenues                               $  5,114,114    $  4,076,853
            Loss from operations                   $ (3,479,645)   $ (2,386,610)
            Net loss                               $ (3,704,626)   $ (2,451,326)

            Net loss per share                     $      (0.11)   $      (0.10)
            Pro Forma Weighted Average Number of     33,229,355      25,409,606
                 Shares Outstanding

            The pro forma information has been adjusted to reflect the amortization of goodwill from the beginning of the respective periods for each of the acquired companies that were significant. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

            In June 2000, the Company entered into a funding agreement with Global Christian Network, Inc. under which iExalt advances funds and directs the management of the company pending completion of the definitive acquisition agreement. Funds advanced under this agreement were $368,280 and were included in Other Assets at February 28, 2001. The acquisition was completed and closed on March 1, 2001 and is further disclosed in Note K.

NOTE C      PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at:

                                             February 28,  August 31,
                                                2001         2000
                                              ---------    ---------
            Computer equipment and software   $ 493,973    $ 383,532
            Furniture, fixtures and office
            equipment                           257,055      224,390
            Automobiles                         190,091      186,090
            Leasehold improvements               55,815       34,360
                                              ---------    ---------
                                                996,934      828,372
            Less accumulated depreciation      (206,077)    (111,347)
                                              ---------    ---------
                                              $ 790,857    $ 717,025
                                              =========    =========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D      SHORT-TERM BORROWINGS

            Short-term borrowings consisted of the following at:

                                                            February 28,    August 31,
                                                                2001           2000
                                                            -----------    -----------
            Revolving line of credit with bank, interest    $   150,000    $   150,000
            at prime payable monthly, due December 18,
            2000, guaranteed by shareholder

            Convertible debentures, interest at prime
            plus one half, due March 22, 2001                   500,000             --

            Bridge loan, non-interest bearing, due April
            9, 2001                                             180,000             --

            Convertible debentures, non-interest
            bearing, due April 15, 2001                         180,000             --

            Convertible debentures, renegotiating terms         600,000             --

            Convertible debentures, interest at 11%, due
            August 28, 2001                                     200,000             --

            Less: Discounts on debentures                      (237,694)            --

            Other unsecured  revolving lines of credit in
            the form of credit  cards,  interest  ranging
            from 11.9% to 22.9%, payable monthly                 74,408         91,678
                                                            -----------    -----------
                                                            $ 1,646,714    $   241,678
                                                            ===========    ===========

            In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line was guaranteed by a shareholder without the Company's authority, and matured in late December 2000. The bank has provided forbearance and the Company continues to service the debt with monthly interest payments. The Company expects to repay the line of credit by the end of June 2001. In October 2000, the shareholder/guarantor of the line indicated that the guarantee would not be renewed.

            On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, convert no more than to 4,950,000 shares, and provide a bridge loan of $180,000 in return for the adjustment of the conversion price per share to $0.07 and the adjustment of the exercise price of outstanding warrants to $0.21. The Company is working with the debenture holder to determine the form of repayment.

            On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18, and matures on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D      SHORT-TERM BORROWINGS (continued)

            In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently on December 11, 2000 the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement was with Thomson Kernaghan & Co. Limited and provided for two year debentures carrying a 10% accumulating interest rate and convertible into common shares. In addition, the Company had agreed to issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. The Company also agreed to place 2,883,333 shares of its common stock as collateral. Definitive agreements were signed and effective December 11, 2000. The Company complied with all requirements for closing including the placement of the shares as collateral but the transaction did not close under the terms of the agreement and the equity line was not established. Funds totaling $600,000 were ultimately received and the Company has been negotiating with Thomson Kernaghan & Co. Limited regarding repayment and expects to resolve the outstanding issues in a mutually agreeable manner.

            On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital II Limited Partnership. The initial funding will be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to certain covenants. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000 the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned.

NOTE E      NOTES PAYABLE TO SHAREHOLDERS

            Notes payable to shareholders consist of the following at:

                                                                     February 28,   August 31,
                                                                         2001         2000
                                                                     ------------   ----------
            Non-interest bearing note payable to shareholder, due
            on demand secured by all assets of NetXpress               $350,000      $350,000
            Unsecured note payable to shareholder, 8%
            interest, due on demand                                     195,000       195,000
            Unsecured note payable to shareholder, 8%
            interest, due on demand                                          --        12,000
                                                                       --------      --------
                                                                       $545,000      $557,000
                                                                       ========      ========

            In connection with the acquisition of NetXpress, the Company assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance became payable on demand when net assets exceeded $5,000,000. As of November 2000, the shareholder made demand for payment through his attorney and the Company is attempting to negotiate the payment terms while also offering Christian mediation under the rules of the Institute for Christian Conciliation.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E      NOTES PAYABLE TO SHAREHOLDERS (continued)

            During August 2000, two shareholders loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made through an attorney and the company is currently attempting to negotiate payment terms while also offering Christian Binding Arbitration.

            During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

            During November 2000, three shareholders loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan. The Company agreed to repay the shareholders within six months. The shareholders have agreed that the collateralized shares may be repaid in restricted shares in the event the shares loaned are not returned. As further consideration, the shareholders also receive interest on the fair market value of the shares loaned paid at 12%. Accrued interest for the six months ended February 28, 2001 totaled $36,678.

NOTE F      LONG-TERM DEBT

            Long-term debt consisted of the following at:

                                                          February 28,  August 31,
                                                             2001         2000
                                                           --------     --------
            Note  payable to bank, interest at prime
            payable quarterly, due June 30, 2001,
            unsecured, guaranteed by shareholder           $550,000     $550,000

            Vehicle notes payable, interest ranging
            from 1.9% to 14.25%, maturing June 2001 to
            June 2004, secured by vehicles                  108,803      131,173

            Notes payable on various insurance policies      54,456       19,414

            Other unsecured note payables, due on demand      8,175        2,500
                                                           --------     --------
                                                            721,434      703,087
            Less: current maturities                        639,235      613,037
                                                           --------     --------
                                                           $ 82,199     $ 90,050
                                                           ========     ========

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

            On September 29, 2000, the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus-bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., to the 100% owner and operator of Sonora.

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

            On October 18, 2000, the assets of Northwest Christian Journal ("NWCJ"), a monthly Christian newspaper in the Seattle area, were acquired for 37,500 shares of the Company's common stock and cash proceeds of $7,500. On October 29, 2000, the assets of the Christian Blue Pages, LLC ("Blue Pages") that produces a directory of Christian businesses in four editions in Southern California, were acquired in exchange for 60,000 shares of the Company's common stock and a percentage of the first year's advertising revenues.

            All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock.

            Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement are certified by Psycare that such contracts have been assigned within 180 days of closing, then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and originally goodwill was recorded in the amount of $284,228. As of the period ended February 28, 2001 the contracts had been certified and goodwill was recorded in the amount of an additional $715,772.

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

            On November 2, 2000 a signing bonus of 50,000 shares of the Company's common stock was provided per an agreement of employment and non-competition with the Company's Vice President - Marketing.

            On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired all of the assets of Gilmore Marketing.

            On December 11, 2000, in exchange for 20,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Wes Holloman for services related to the TheParentLink on-line site that offers an online monthly newsletter for parents that youth ministers can download and customize for their own use.

            On December 15, 2000 the Board of Directors provided that 150,000 shares of common stock be issued to two individuals as compensation for services provided to the Company and 100,000 shares of common stock be issued to a director for services.

            On February 9, 2001, in exchange for 100,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with TeamImpact, Inc. in which TeamImpact will promote the Company's internet service provider product, and other related products and services as well as naming iExalt as a key sponsor of TeamImpact promotional events.

            On February 15, 2001, the warrant issued to Robert Horn as compensation for services performed related to the CleanWeb, Inc. acquisition was exercised resulting in 10,000 shares of the Company's stock being issued.

            On February 23, 2001, the Company provided 93,750 shares of its common stock to W. Michael Greene as compensation for services related to the closing of the Woodcrest Capital investment.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H      STOCK OPTIONS AND WARRANTS

            The board of directors elected to issue stock options at an exercise price of $0.20 per share to directors for a number of shares equal to the number of dollars loaned or guaranteed personally by any such director. Accordingly, options to purchase an aggregate 800,000 shares of common stock were granted within the quarter ended February 28, 2001. A non-cash expense of $9,109 was recorded related to the fair value of the options.

            The board of directors elected to issue stock options at an exercise price of $0.19 per share to directors for compensation for serving on the executive committee. Accordingly, options to purchase an aggregate 750,000 shares of common stock were granted within the quarter ended February 28, 2001. A non-cash expense of $23,071 was recorded related to the fair value of the options.

            The board of directors elected to issue stock warrants at an exercise price of $0.14 per share to Wes Christian for legal services. Accordingly, warrants to purchase an aggregate 300,000 shares of common stock were granted within the quarter ended February 28, 2001. A non-cash expense of $37,500 was recorded related to the fair value of the warrants.

NOTE I      INCOME TAXES

            The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of February 28, 2001 the Company estimates an accumulated taxable net operating loss ("NOL") carryforward for income tax purposes of approximately $10.8 million, resulting in a deferred tax asset of $3.8 million. These carryforwards begin to expire in 2019. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

NOTE J      BUSINESS SEGMENTS

            The Company's operations are grouped into three business segments based on types of service and delivery media: Internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, iSermons, the ParentLink, and Life Perspectives. Print publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare services consist of the counseling programs of PremierCare and Rapha.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE J         BUSINESS SEGMENTS (continued)

            The Company's reportable segment information for the six months ended February 28, 2001 and February 29, 2000 is as follows:

Six Months Ended        Internet &             Print            Healthcare         Corporate/          Reportable
    February            Technology         Publications          Services             Other             Segments
----------------        -----------        ------------         -----------        -----------         -----------
Revenues:
 2001                   $ 2,195,770         $   952,585         $ 1,754,788        $        --         $ 4,903,143
 2000                   $   850,234         $   445,209         $        --        $        --         $ 1,295,443

Gross Profit:
 2001                   $   614,625         $   294,762         $   696,955        $        --         $ 1,606,342
 2000                   $   163,009         $   294,081         $        --        $        --         $   457,090

(Loss)/Income from
Operations:
 2001                   $  (789,401)        $   (95,869)        $   154,255        $(2,573,076)        $(3,304,091)
 2000                   $  (406,790)        $   (10,845)        $        --        $  (837,249)        $(1,254,884)

Depreciation/Amort:
 2001                   $   116,699         $    44,354         $    52,568        $    11,368         $   224,989
 2000                   $    31,898         $     8,300         $        --        $    15,118         $    55,316

Assets:
 2001                   $ 4,155,374         $ 1,488,472         $ 2,442,003        $ 1,181,869         $ 9,267,718
 2000                   $ 4,524,664         $   314,127         $        --        $   330,815         $ 5,169,606

            The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the six months ended February 28, 2001 and February 29, 2000:

                                                   February 28,     February 29,
                                                       2001             2000
                                                   -----------      -----------
            Gross profit of reportable segments    $ 1,606,342      $   457,090
                 Other expenses                      4,910,433        1,711,974
                                                   -----------      -----------
            Loss from operations                    (3,304,091)      (1,254,884)
            Other Income/(Expense)
                 Interest income                         3,912            5,252
                 Interest expense                     (224,678)          (4,364)
                                                   -----------      -----------
            Loss before income taxes               $(3,524,857)     $(1,253,996)
                                                   ===========      ===========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE J      BUSINESS SEGMENTS (continued)

            The Company's reportable segment information for the three months ended February 28, 2001 and February 29, 2000 is as follows:

Three Months Ended      Internet &             Print            Healthcare         Corporate/          Reportable
     February           Technology         Publications          Services            Other              Segments
------------------      -----------        ------------         -----------        -----------         -----------
Revenues:
 2001                   $ 1,072,542         $   480,029         $   903,583        $        --         $ 2,456,154
 2000                   $   523,403         $   318,385         $        --        $        --         $   841,788

Gross Profit:
 2001                   $   358,320         $   124,913         $   387,699        $        --         $   870,932
 2000                   $   112,856         $   234,804         $        --        $        --         $   347,660

(Loss)/Income from
Operations:
 2001                   $  (396,101)        $   (67,364)        $   104,639        $  (239,211)        $  (598,037)
 2000                   $  (275,195)        $       982         $        --        $  (473,623)        $  (747,836)

Depreciation/Amort:
 2001                   $    82,771         $    23,226         $    30,143        $     5,684         $   141,824
 2000                   $    24,298         $     5,400         $        --        $    13,508         $    43,206

Assets:
 2001                   $ 4,155,374         $ 1,488,472         $ 2,442,003        $ 1,181,869         $ 9,267,718
 2000                   $ 4,524,664         $   314,127         $        --        $   330,815         $ 5,169,606

            The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the six months ended February 28, 2001 and February 29, 2000:

                                                    February 28,   February 29,
                                                        2001           2000
                                                    -----------    -----------
            Gross profit of reportable segments     $   870,932     $   347,660
                 Other expenses                       1,468,969       1,095,496
                                                    -----------     -----------
            Loss from operations                       (598,037)       (747,836)
            Other Income/(Expense)
                 Interest income                            935             363
                 Interest expense                      (187,112)         (3,590)
                                                    -----------     -----------
            Loss before income taxes                $  (784,214)    $  (751,063)
                                                    ===========     ===========
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE K      SUBSEQUENT EVENTS

            On March 1, 2001, the Company completed the acquisition of the Global Christian Network, Inc. (GCN), a technology company and the creators of an online Christian Community based in Reno, Nevada. GCN will substantially increase the Company's online presence and add significant technology improvements. As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor. The Company issued 207,000 of its common shares to four employees of GCN for past services. The Company agreed to a contingent payment of $26,033 of cash to selected employees for past services based on the achievement of certain performance objectives. Pursuant to the execution of a funding agreement between the companies dated June 30, 2000, the Company had advanced cash totaling $368,280 for pre-acquisition expenditures. The transaction was accounted for as a purchase and goodwill of $1,100,000 was recorded.

            On March 1, 2001, the Company completed the acquisition of Capital Artists Agency, Inc., a full service talent agency representing a variety of names in contemporary Christian music headquartered in Nashville, TN. The purchase will substantially increase the Company's presence in the Christian entertainment service sector. In conjunction with the acquisition, Capital Artist Agency changed its name to ChristianArtists.com. The transaction in terms of reporting does not qualify as a significant acquisition. The Company provided 187,500 shares of its common stock and additional shares may be issued under certain contingencies to provide for a purchase price of $150,000 at the final closing on March 1, 2002. The transaction was accounted for as a purchase and goodwill of $47,250 was recorded.

            As further discussed in Note E, three shareholders loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan. On March 28, 2001, the Company provided 3,787,936 restricted shares of common stock to the three shareholders in repayment for the collateralized shares. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000 in convertible debentures reported at February 28, 2001.

Part I- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read together with our financial statements, which are included earlier within this Form 10-QSB. The following discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

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

      iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently operates as a nationwide filtered Internet Service Provider, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, produces a radio program in 52 markets five nights per week, is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website and one of the largest speakers bureaus dedicated to Christian speakers. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides, through the internet, a cutting-edge information-packed, online monthly newsletter for local youth programs called the ParentLink. iExalt provides psychiatric counseling services for senior citizens from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

      iExalt is a company formed to meet the needs of the Christian community. Our vision is to reflect Jesus Christ by providing the highest quality Christian products, services and Internet solutions. iExalt's primary goals are as follows:

      o     Media:     iExalt will acquire, develop and expand our influence
                       through print, radio, television, and the Internet

      o     Migration: iExalt will migrate each company in the iExalt family to a Web related strategy

      o     Market:    iExalt will enter fields where we can reasonably expect
                       to be the dominant entity

      o     Ministry:  iExalt must ensure that each company within the family of
                       iExalt companies has a ministry focus, and shares our commitment to the Christian faith

      o     Monetary:  iExalt must create positive returns for our shareholders the resignations of Chairman and Chief

      On September 13, 2000, Donald W. Sapaugh, who had served as President of iExalt from the Company's inception was elected to the office of Chairman of The Board and Chief Executive Officer. This action was initiated subsequent to the resignation of some of the Company officers and Board members. Both the Board of Directors and the resigning directors and officers stated that the resignations resulted from philosophical management differences and were unrelated to operating performance or accounting issues.

        Subsequent to those actions, we re-evaluated our business mix and reviewed economic expectations from the various businesses. This analysis allowed management to determine which lines of business would best enable iExalt to achieve the company goals. Decisions were made that resulted in the disposition of two businesses and the termination of an acquisition effort related to a third business. We divested all of our interest in First Choice to the management of that subsidiary for their assumption of future liabilities. We divested ourselves of our filtering software and related technologies to the management of that function for their assumption of future liabilities, while retaining the rights to use the filtering software in our ISP business and to market it to the Christian community.

Our management believed that the effort to take this technology to other markets would have diverted too much capital and management attention away from the goals of the company. We terminated the acquisition of a start-up Internet company with which we had signed a funding agreement in April 2000, because of our perception of delays in business prospects necessary for it to reach positive cash flow. The value of the goodwill and intangible assets on our books as of August 31, 2000, relating to First Choice and the prospective acquisition were fully impaired and written down to zero within the year then ended. The carrying value of the filtering and related software was reduced to the value of future cost savings that we estimate will be realized by having our own filtering technology rather than having to license it as is generally the case with other filtered internet service providers. In addition to writing off the associated assets and paying expenses through the time of disposition, we have made a supplemental payment of $25,000 to First Choice and have issued 150,000 shares of our common stock to the filtering software acquirer and 100,000 shares to the terminated acquisition target. We acquired a note receivable from the filtering software acquirer of $84,359 and a note receivable from the terminated acquisition target of $368,112 Also, as a result of the funding agreement, we retained a 49% interest in the acquisition target as the note was not repaid by the agreed upon date of January 1, 2001. These assets were fully impaired at August 31, 2000 due to the low probability of collecting the note receivable or realizing future income from the equity interest.

      On September 16, 2000, the Company issued 300,000 shares of common stock to a financial advisor for consulting services.

      On September 29, 2000, we acquired an indirect seven percent interest in Sonora Behavioral Health Hospital, LLC, a 30-plus-bed psychiatric hospital in Arizona. Management believes this acquisition provides us with an opportunity to expand our counseling activities. Our interest is held through Integral Behavioral Health Service, Inc., in which we acquired a seven percent interest in exchange for 150,000 shares of our common stock.

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

      On October 24, 2000, we acquired all of the outstanding stock of CleanWeb, Inc., another filtered ISP, for 2,313,000 shares. iExalt is combining the operations of iExalt.net and CleanWeb and markets the product through CleanWeb, Inc. With the addition of the CleanWeb subscribers our customer base exceeds 6,000.

      On October 29, 2000, we acquired all of the assets of Christian Blue Pages, LLC in exchange for 60,000 shares of our common stock and 25%-50% of the first year's advertising revenues. Christian Blue Pages produces a "yellow pages" of Christian businesses in four editions in southern California. Its operations are now conducted through our Christian Times subsidiary.

      Effective November 1, 2000, we acquired the assets of Rapha from PsyCare America, LLC, expanding our counseling services to Christian inpatient mental health management. Under the terms of the acquisition, we issued 200,000 shares of common stock. If the contracts noted within the purchase agreement are certified by PsyCare America, LLC that such contracts have been assigned within 180 days of closing then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October 2002. Our chairman, chief executive officer, and president had been president of Rapha Treatment Centers from 1987 to 1996, prior to its sale to PsyCare America, LLC.

      On November 2, 2000 a signing bonus of 50,000 shares of the Company's common stock was provided per a non compete agreement.

      On November 21, 2000, in exchange for 30,000 shares of our common stock, we acquired from Alive Communications all of its speaker contracts and speaking engagements relating to the Christian market. Alive is a leading provider of speakers to the Christian community. Their business has been combined with ChristianSpeakers.com.

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

      On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired the assets of Gilmore Marketing Company. The company provides marketing related products and services such as multi media development, advertising art work and content, publication brochures, printing designs, and logos.

      On December 11, 2000, in exchange for 20,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Wes Holloman for services related to the TheParentLink on-line site that offers an online monthly newsletter for parents that youth ministers can download and customize for their own use.

      On February 9, 2001, in exchange for 100,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with TeamImpact, Inc. in which TeamImpact will promote the Company's internet service provider product, and other related products and services as well as naming iExalt as a key sponsor of Team Impact promotional events.

      iExalt has a limited operating history upon which an evaluation of business results can be based. The company is involved in a dynamic and rapidly developing technology and is attempting to incorporate the tremendous power of the internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred net losses since its inception and expects to continue to operate at a loss until its companies generate sufficient revenues in excess of expenditures. As of February 28, 2001, iExalt has experienced a cumulative non-cash/cash deficit of $11,600,139. Management has determined that the Company will emphasize the monetary goal during the second half of the fiscal year 2001, and to that end, will execute plans that will increase revenues while simultaneously seeking acquisitions that add immediate positive value to earnings.

Results of Operations

      Our operating units are grouped into three business segments based on types of service and delivery media: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. Internet & Technology Applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, iSermons, the ParentLink, and Life Perspectives radio. Print Publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare Services consist of the counseling programs of PremierCare and Rapha.

      Net loss for the six months ended February 28, 2001 totaled $3,524,857 compared to a net loss of $1,253,996 for the same period ended February 29, 2000. However, this loss includes significant non-cash expenses totaling $1,753,987 related to businesses that we disposed of during September 2000, depreciation, amortization, common stock shares issued for services, and stock options and warrants that were issued. Excluding these non-cash expenses, the loss for the six months ended February 28, 2001 was $1,770,870. Net loss for the quarter ended February 28, 2001 totaled $784,214 compared to a net loss of $751,063 for the same quarter in year 2000.

      Revenues

      Internet & Technology Applications generate revenues from product sales, speaker fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues are earned from hospitals for providing services in accordance with our contracts. Total revenues were $4,903,143 for the six months ended February 28, 2001 compared with $1,295,443 for the six months ended February 29, 2000. Increases to revenue are primarily attributable to sales recognized from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. Our revenues by segment for the two periods are as follows.

                                                                            Six Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                         February 29,
                                                                2001                                 2000
                                                  -------------------------------      -------------------------------
      REVENUES                                      Amount                Percent       Amount                 Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications        $2,195,770                45%        $  850,234                66%
      Print Publications                             952,585                19%           445,209                34%
      Healthcare Services                          1,754,788                36%                --                -%

      Total revenues were $2,456,154 for the quarter ended February 28, 2001 compared with $841,788 for the quarter ended February 29, 2000. Our revenues by segment for the two periods are as follows.

                                                                          Three Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                           February 29,
                                                               2001                                   2000
                                                  -------------------------------      -------------------------------
      REVENUES                                      Amount                Percent       Amount                 Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications        $1,072,542                44%        $  523,403                62%
      Print Publications                             480,029                19%           318,385                38%
      Healthcare Services                            903,583                37%                --                --%

      Cost of Sales and Services

      Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services is primarily direct personnel costs. Increases to costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. The Cost of Sales and Services was $3,296,801 for the six months ended February 28, 2001 compared with $838,353 for the six months ended February 29, 2000. Cost of Sales and Services by segment for the two periods are shown below.

                                                                            Six Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                        February 29,
                                                                2001                                2000
                                                  -------------------------------      -------------------------------
      COST OF SALES AND SERVICES                    Amount                Percent        Amount                Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications        $1,581,145                48%        $  687,225                82%
      Print Publications                             657,823                20%           151,128                18%
      Healthcare Services                          1,057,833                32%                --                --%

                  The Cost of Sales and Services was $1,585,222 for the quarter ended February 28, 2001 compared with $494,128 for the quarter ended February 29, 2000. Cost of Sales and Services by segment for the two periods are shown below.

                                                                         Three Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                        February 29,
                                                                2001                                2000
                                                  -------------------------------      -------------------------------
      COST OF SALES AND SERVICES                    Amount                Percent        Amount                Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications        $714,222                  45%        $410,547                  83%
      Print Publications                           355,116                  22%          83,581                  17%
      Healthcare Services                          515,884                  33%              --                  --%

      Selling, General and Administrative

      Selling, General and Administrative costs for Internet & Technology Applications include primarily personnel and advertising costs. Selling, General and Administrative costs for Print Publications consist of personnel and communication services. Healthcare Selling, General and Administrative costs are primarily personnel, travel and transportation. Corporate overhead costs are primarily personnel, professional fees, and non-cash losses.

      Selling, General and Administrative costs were $3,244,097 for the six months ended February 28, 2001 compared with $901,270 for the six months ended February 29, 2000. Included in the six months ended February 28, 2001 are significant non-cash expenses totaling $1,375,736 related to stock options and warrants that were issued and common stock shares issued for services provided. Excluding these non-cash expenses, the total Selling, General and Administrative costs were $1,868,361 for the six months ended February 28, 2001. Increases to Selling, General and Administrative costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program along with the costs of implementing the company's growth strategy. Selling, General and Administrative costs by segment for the two periods are shown below.

                                                                            Six Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                        February 29,
                                                                2001                                2000
                                                  -------------------------------      -------------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE          Amount                Percent        Amount                Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications        $  744,986                22%        $  298,478                33%
      Print Publications                             160,551                 5%           121,409                14%
      Healthcare Services                            165,521                 5%                --                --%
      Corporate Overhead                           2,173,039                68%           481,383                53%

      Selling, General and Administrative costs were $672,614 for the quarter ended February 28, 2001 compared with $579,557 for the quarter ended February 29, 2000. Selling, General and Administrative costs by segment for the two periods are shown below.

                                                                         Three Months Ended
                                                  --------------------------------------------------------------------
                                                            February 28,                        February 29,
                                                                2001                                2000
                                                  -------------------------------      -------------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE          Amount                Percent        Amount                Percent
                                                  ----------              -------      ---------               -------
      Internet and Technology Applications         $383,052                 57%         $197,741                 34%
      Print Publications                             73,070                 11%           82,492                 14%
      Healthcare Services                            81,002                 12%               --                 --%
      Corporate Overhead                            135,490                 20%          299,324                 52%

      Payroll costs were $1,288,085 for the six months ended February 28, 2001 compared with $755,388 for the six months ended February 29, 2000. Increases to costs related to payroll are primarily attributable to the additional personnel added to provide for effective human resources to manage, operate, and administer the efforts of a rapidly growing and dynamic business. Payroll costs were $654,531 for the three months ended February 28, 2001 compared with $472,733 for the three months ended February 29, 2000.

Liquidity and Capital Resources

      As of February 28, 2001, iExalt had $1,884,380 in current assets, $5,285,895 in current liabilities and a retained deficit of $11,600,139. We had a net loss of $3,524,857 for the six months ended February 28, 2001. Net cash used by operating activities for the period was $2,093,232.

      In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line is guaranteed by a shareholder, and matured in late December 2000. The bank has provided forbearance and the Company continues to service the debt with monthly interest payments. The Company expects to repay the line of credit by the end of June 2001. In October 2000, the shareholder/guarantor of the line indicated that the guarantee would not be renewed.

      In July 2000, iExalt borrowed $550,000 from a bank under a term loan that is due on June 30, 2001. A shareholder guaranteed the term loan. The guarantor of our term loan has indicated that he will not renew the guarantee. The Company is considering alternatives to secure, replace, or repay the term loan.

      During August 2000, two shareholders loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made through an attorney and the company is currently attempting to negotiate payment terms.

      During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

      In connection with the acquisition of NetXpress, the Company assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance became payable on demand when the Company's net assets exceeded $5,000,000. As of November 2000, the shareholder made demand for payment through his attorney and the Company is attempting to negotiate the payment terms while also offering Christian mediation under the rules of the Institute for Christian Conciliation.

      On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures to Travin Partners LLLP and TCA Investments, Inc. The debentures bear interest at prime plus one half percent and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date, convert no more than to 4,950,000 shares, and provide a bridge loan of $180,000 in return for the adjustment of the conversion price from $0.17 per share to $0.07 per share and the adjustment of the exercise price of outstanding warrants to $0.21.

      On September 25, 2000, we granted options to the principals of Consulting and Strategy International Inc. to purchase 600,000 shares at an option price of $0.02 as compensation for services since August 2000. The underlying shares were registered on our Form S-8 filed with the Commission on October 6, 2000, and we received $12,000 to exercise the options on October 10, 2000.

      On October 17, 2000, we sold 879,906 unregistered shares of common stock to an accredited investor for $560,000.

      In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently, the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement was with Thomson Kernaghan & Co.

Limited and provided for two year debentures carrying a 10% accumulating interest rate and convertible into common shares. In addition, the Company had agreed to issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing at December 11, 2000. The Company also agreed to place 2,883,333 shares of its common stock as collateral. Definitive agreements were signed and effective December 11, 2000. The Company complied with all requirements for closing including the placement of the shares as collateral but the transaction did not close under the terms of the agreement and the equity line was not established. Funds totaling $600,000 were ultimately received and the Company has been negotiating with Thomson Kernaghan & Co. Limited regarding repayment and expects to resolve the outstanding issues in a mutually agreeable manner.

      During November 2000, three shareholders loaned a total of 2,883,333 common shares to the Company. The Company agreed to repay the shareholders within six months. The shareholders have agreed that the collateralized shares may be repaid in restricted shares along with an interest value to be paid at 12%. The Company used the shares as collateral with Thomson Kernaghan & Co. Limited to close the convertible debenture and equity line financing arrangement that was never ultimately consummated.

      On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture to Ignatius Leonards. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18, and matures on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18.

      On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital. The initial funding will be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to certain covenants. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000 the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned.

      Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Working capital is critical to our on-going business and from inception has been provided primarily through external investment instead of cash flow from the various businesses. Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow until at least the end of this fiscal year ending August 31, 2001. With the investment from Woodcrest Capital and expected improvements with regard to revenue generation, the Company is anticipating that reliance on other sources for working capital should be diminished. Nonetheless, it is not expected that the internal source of liquidity will improve until operating activities provide significant net cash, and until such time, we will need to rely upon external sources for liquidity.

      We have not entered into any arrangements with any other financial institutions or third parties to provide additional financing, other than as described above. If we are unable to maintain adequate working capital in the amounts desired and on acceptable terms, we may be required to reduce the scope of our presently anticipated activities and we may not be able to assure continuation as a going concern.

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

FORWARD LOOKING INFORMATION

      This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to be incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

Part II - Item 2. Changes in Securities.

      The following transactions involving unregistered securities occurred during the three months ended February 28, 2001, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended.

      On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired all of the assets of Gilmore Marketing.

      On December 11, 2000, in exchange for 20,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Wes Holloman for services related to the TheParentLink on-line site that offers an online monthly newsletter for parents that ministers can download and customize for their own use.

      On December 15, 2000 the Board of Directors provided that 150,000 shares of common stock be issued to two individuals as compensation for services provided to the Company and 100,000 shares of common stock be issued to a director for services.

      On February 9, 2001, in exchange for 100,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with TeamImpact, Inc. in which the Company's products and services will be marketed.

      On February 15, 2001, the warrant issued to Robert Horn as compensation for services performed related to the CleanWeb, Inc. acquisition was exercised resulting in 10,000 shares of the Company's stock being issued.

      On February 23, 2001, the Company provided 93,750 shares of its common stock to W. Michael Greene as compensation for services related to the closing of the Woodcrest Capital investment.

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

            4.7 Registration Rights Agreement dated November 1, 2000 between iExalt, Inc. and PsyCare America LLC. (filed as
                        Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 23, 2001, is incorporated herein by reference).

           *4.8 Convertible Debenture issued to Thomson Kernaghan & Co., Ltd. on December 11, 2000.

           *4.9         Registration Rights Agreement dated December 11,
                        2000 between iExalt, Inc. and Thomson Kernaghan & Co., Ltd.

           *4.10 Warrant issued to Thomson Kernaghan & Co., Ltd. on December 11, 2000.

           *4.11 Convertible Debenture issued to Ignatius Leonards on February 15, 2001.

           *4.12        Warrant issued to Ignatius Leonards on February 15,
                        2001.

           *4.13 Warrant issued to Woodcrest Capital II Limited Partnership on February 23, 2001.

           *4.14        Warrant issued to Woodcrest Capital, L.L.C. on
                        February 23, 2001.

           *4.15 Registration Rights Agreement dated February 23, 2001 between iExalt, Inc. and Woodcrest Capital II Limited Partnership and Woodcrest Capital, L.L.C.

            10.1 Exchange Agreement among the Company, iExalt, Inc.-Texas, and the Shareholders of iExalt, Inc.-Texas dated August 12, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

            10.2 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

            10.3 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

           *10.4 Employment Agreement dated November 27, 2000 between iExalt, Inc. and Chris L. Sisk.

            10.5 Amended and Restated Asset Purchase Agreement, dated February 12, 2001, between iExalt, Inc. and PsyCare America LLC. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 23, 2001, is incorporated herein by reference).

            10.6 Agreement and Plan of Reorganization, dated November 30, 2000, between iExalt, Inc., GCN Combination Corp. and Global Christian Network, Inc. and its Principal Shareholders. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

            10.7 Plan of Merger, dated November 30, 2000, between iExalt, Inc., GCN Combination Corp. and Global Christian Network, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

            10.8 Plan Asset Purchase Agreement, dated December 12, 2000, between iExalt, Inc. and Barry Wineroth trustee for the Showcase Financial Services, Inc. Profit Sharing Plan. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

            10.9 Written Consent of Contingent Closing of Global Christian Network, Inc., iExalt, Inc., David Fritsche, GCN Combination Corp. & Princ. Shareholders. (filed as
                        Exhibit 2.4 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

           *10.10       Demand Note dated November 22, 2000 issued to Hunter
                        M.A. Carr.

           *10.11       Demand Note dated November 22, 2000 issued to Morris
                        Chapman.

           *10.12       Demand Note dated November 22, 2000 issued to Donald
                        Sapaugh.

           *10.13       Demand Note dated November 22, 2000 issued to Donald
                        Sapaugh.

           *10.14 Loan Agreement dated February 23, 2001 between iExalt, Inc. and Woodcrest Capital II Limited Partnership.

           *10.15       Warrant issued to James W. Christian on March 21, 2001.

            99.1 Press Release, dated February 26, 2001, related to the announcement of $6,000,000 of funding from Woodcrest Capital II LP. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 7, 2001, is incorporated herein by reference).

           *99.2 Press Release, dated March 12, 2001, related to the acquisition of Capital Artist Agency, Inc.

            99.3 Press release issued by iExalt relating to the acquisition of Global Christian Network, Inc. (filed as
                        Exhibit 99.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

        -------------
        *      Filed herewith

      (b) Reports on Form 8-K and Form 8-K/A filed during the three months ended February 28, 2001:

            Form 8-K/A filed on December 11, 2000, reporting (i) the disposition by iExalt of iExalt Financial Services, Inc. and nXp Technologies, Inc. along with the termination of a Funding Agreement with an e-commerce company and (ii) the pro forma financial information related to the disposition of iExalt Financial Services, Inc.

            Form 8-K/A filed on January 8, 2001, reporting (i) the acquisition by iExalt of CleanWeb, Inc. (ii) the financial statements and pro forma financial information of the acquired company related to the acquisition.

            Form 8-K filed on February 23, 2001, reporting the purchase of the Rapha related assets from PsyCare America LLC.

                                   SIGNATURES

      In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 iExalt, Inc.


        April 6, 2001            /s/ Donald W. Sapaugh
                                 -----------------------------
                                     Donald W. Sapaugh, C.E.O. / Chairman /
                                     President (Principal Executive Officer)


                                 /s/ Russell Ivy
                                 -----------------------------
                                     Russel Ivy, Executive Vice President/
                                     Chief Operating Officer


                                 /s/ Chris L. Sisk
                                 -----------------------------
                                     Chris L. Sisk, Executive Vice President/CFO
                                     (Primary Financial Officer)