Form 10QSB
period 2001-05-31
IEXALT INC
filed 2001-07-16
CIK 313625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 000-09322


                                  IEXALT, INC.

              NEVADA                                        75-1667097
--------------------------------                        -------------------
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

                        June 30, 2001: 47,572,431 Shares

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]
                                  iEXALT, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    -----
Part I      Financial Information

                     Item 1        Condensed Consolidated Financial Statements                           3

                     Item 2        Management's Discussion and Analysis of Financial Condition          23
                                   and Results of Operations

Part II     Other Information

                     Item 2        Changes in Securities                                                31

                     Item 6        Exhibits and Reports on Form 8-K                                     32

                     Signatures                                                                         35


Part I - Item 1. Condensed Consolidated Financial Statements.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                                     May 31,         August 31,
                                                                                      2001              2000
                                                                                  --------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $       83,849    $      278,164
    Accounts receivable, trade, net of allowance for doubtful accounts                 912,901           661,680
    Accounts receivable, other and notes receivable, current                           336,561             3,500
    Accounts receivable, affiliate                                                      68,983            86,384
    Inventory, prepaid expenses and other current assets                               584,436           265,758
                                                                                  --------------    --------------

    TOTAL CURRENT ASSETS                                                             1,986,730         1,295,486
                                                                                  --------------    --------------

PROPERTY AND EQUIPMENT, net                                                            753,443           717,025
                                                                                  --------------    --------------

OTHER ASSETS
    Goodwill and other intangible assets, net                                        5,451,576         2,462,244
    Other assets                                                                     1,324,713           272,853
                                                                                  --------------    --------------

                                                                                $    9,516,462    $    4,747,608
                                                                                  ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                                       $    1,456,128    $      241,678
    Notes payable to shareholders                                                      545,000           557,000
    Current maturities of long-term debt                                               587,302           613,037
    Current maturities of obligations under capital lease                               92,401             8,235
    Accounts payable, trade                                                          1,425,910           622,007
    Accounts payable, affiliate                                                         18,521            20,633
    Deferred revenue                                                                   543,459           323,035
    Other accrued liabilities                                                          474,594           509,326
                                                                                  --------------    --------------

    TOTAL CURRENT LIABILITIES                                                        5,143,315         2,894,951
                                                                                  --------------    --------------

LONG-TERM DEBT                                                                          83,785            90,050
OBLIGATIONS UNDER CAPITAL LEASE                                                         10,686             8,024

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
    issued and outstanding                                                                   -                 -
    Common stock, $.001 par value, 100,000,000 shares authorized, 42,425,931 and
    28,646,876 shares, issued and outstanding, respectively                             42,426            28,647
    Paid-in capital                                                                 17,216,239         9,810,457
    Receivable from shareholder                                                         (9,239)           (9,239)
    Retained deficit                                                               (12,970,750)       (8,075,282)
                                                                                  --------------    --------------

    TOTAL SHAREHOLDERS' EQUITY                                                       4,278,676         1,754,583
                                                                                  --------------    --------------

                                                                                $    9,516,462    $    4,747,608
                                                                                  ==============    ==============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                           -------------- -- -------------     ------------- -- --------------
                                                           May 31, 2001      May 31, 2000      May 31, 2001     May 31, 2000
                                                           --------------    -------------     -------------    --------------
REVENUES                                                   $ 2,839,073       $ 1,222,483       $ 7,742,216      $ 2,517,926
COST OF SALES AND SERVICES                                   2,039,491           891,952         5,336,292        1,868,936
                                                           --------------    -------------     -------------    --------------
GROSS PROFIT                                                   799,582           330,531         2,405,924          648,990

SELLING, GENERAL, AND ADMINISTRATIVE                         1,026,163           573,710         4,270,260        1,389,711
PAYROLL COSTS                                                  903,451           594,190         2,191,536        1,296,216
DEPRECIATION AND AMORTIZATION                                  124,981            56,291           349,970          111,607
LOSS/(GAIN) ON DISPOSAL OF ASSETS                              (25,445)                -           127,817                -
                                                           --------------    -------------     -------------    --------------

LOSS FROM OPERATIONS                                        (1,229,568)         (893,660)       (4,533,659)      (2,148,544)

OTHER INCOME (EXPENSES)
     Interest Income, Other                                     (9,317)           22,073            (5,405)          27,325
     Interest Expense                                         (131,726)           (5,651)         (356,404)         (10,015)
                                                           --------------    -------------     -------------    --------------

LOSS BEFORE INCOME TAXES                                    (1,370,611)         (877,238)       (4,895,468)      (2,131,234)
INCOME TAXES                                                         -                 -                 -                -
                                                           --------------    -------------     -------------    --------------

NET LOSS                                                   $(1,370,611)      $  (877,238)      $(4,895,468)     $(2,131,234)
                                                           ==============    =============     =============    ==============

NET LOSS PER SHARE                                      $        (0.03)      $     (0.03)      $     (0.14)     $     (0.09)
                                                           ==============    =============     =============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               40,904,146        26,776,709        35,352,647       24,126,377
                                                           ==============    =============     =============    ==============

See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                           Common
                                            Stock                                   Receivable                            Total
                                ------------------------------       Paid-In           from           Retained         Shareholders
                                   Shares           Amount           Capital        Shareholder        Deficit            Equity
                                -------------    -------------    --------------    ------------    --------------    ------------
BALANCE August 31, 2000          28,646,876   $       28,647     $   9,810,457   $       (9,239)   $  (8,075,282)    $   1,754,583

Issuance of stock for
acquisitions                      5,390,105            5,391         4,166,519                -                -         4,171,910

Issuance of stock for
dispositions                        275,000              275           188,912                -                -           189,187

Issuance of stock for cash          879,906              880           559,120                -                -           560,000

Issuance of stock for services    1,384,047            1,383           721,979                -                -           723,362

Issuance of stock for loans
and settlement                    5,249,997            5,250           610,934                -                -           616,184

Exercise of options                 600,000              600            11,400                -                -            12,000

Issue stock options/warrants              -                -         1,146,918                -                -         1,146,918

Net loss                                  -                -                 -                -       (4,895,468)       (4,895,468)
                                -------------    -------------    --------------    ------------    --------------    -------------
                                 42,425,931   $       42,426     $  17,216,239   $       (9,239)   $ (12,970,750)    $   4,278,676
BALANCE May 31, 2001
                                =============    =============    ==============    ============    ==============    =============






See accompanying notes.

                          iEXALT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                            ------------------------------------
                                                                              May 31, 2001       May 31, 2000
                                                                            ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           $   (4,895,468)         (2,131,234)
       Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                             349,970             111,607
       Loss (Gain) on disposition of assets                                      127,817                   -
       Non-cash expense of issuing stock options/warrants                        998,118                   -
       Compensation and other expense for common shares issued for               723,362             148,850
       services
       Common stock issued to settle interest                                     16,184                   -
       Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                     (42,043)            (98,821)
         Inventory, prepaid expenses and other current assets                   (309,342)            (46,835)
         Other assets                                                           (212,252)           (287,410)
         Accounts payable                                                        540,336             149,044
         Deferred revenue                                                        169,820              34,547
         Other accrued expenses                                                 (210,641)           (113,270)
                                                                            ------------------  ----------------

       Net cash used by operating activities                                  (2,744,139)         (2,233,522)
                                                                            ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash from acquisitions                                                157,869              61,110
       Purchases of property and equipment                                       (56,229)           (483,477)
                                                                            ------------------  ----------------

       Net cash provided by investing activities                                 101,640            (422,367)
                                                                            ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                    560,000           3,350,981
       Proceeds from exercise of options                                          12,000             600,000
       Payments on borrowings from shareholders                                  (12,000)                  -
       Proceeds from issuance of debt                                          1,695,809             300,000
       Proceeds from issuance of warrants                                        148,800                   -
       Payments of capital lease obligations                                     (38,052)                  -
       Proceeds from other notes payable                                         183,250             (47,463)
       Repayments of debt                                                       (101,623)           (456,000)
                                                                            ------------------  ----------------

       Net cash provided by financing activities                               2,448,184           3,747,518
                                                                            ------------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                (194,315)          1,091,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   278,164             351,312
                                                                            ------------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       83,849           1,442,941
                                                                            ==================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                            $       85,723              13,548
                                                                            ==================  ================


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

               iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, produces a radio program five nights per week and is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speaker's bureaus dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides through the Internet a cutting-edge, information-packed, online monthly newsletter for local youth programs. iExalt provides psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

               PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

               INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at May 31, 2001 and the Company's consolidated results of operations and cash flows for the three and nine month periods ended May 31, 2001 and May 31, 2000. Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

               CONDITIONS AFFECTING ONGOING OPERATIONS - The Company is currently dependent upon external financing to continue its current level of operations. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations, repay current debt in default as discussed in Note D and continue to grow through merger and acquisition opportunities. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its current level of operations. If the Company is unable to continue its current level of operations, the value of the Company's assets could experience a significant decline in value from the net book values reflected in the accompanying consolidated balance sheet.

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

NOTE B         ACQUISITIONS AND DISPOSITIONS
               During September 2000, the Company re-evaluated its business mix and projected cash flows and made decisions to dispose of First Choice and the Company's filtering software and related technology. First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October and issued 25,000 shares of the Company's common stock to an employee for past services rendered. The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, the total of existing liabilities related to the filtering technology at the closing. The note receivable is secured by the 150,000 shares of common stock.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B        ACQUISITIONS AND DISPOSITIONS  (continued)

               The note is to be repaid upon sale of the stock or six months, whichever occurs first. The Company is currently working to resolve the outstanding note receivable collection. The Company retained the right to use and market the filtering technology to the Christian market. The Company had also made the decision to cancel its acquisition efforts related to a start-up Internet Company. The Company had been funding the start-up under a management and funding agreement since April, 2000. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up and received a note receivable for the total funds advanced of $368,112. An impairment loss of the total of all funds advanced and the related acquisition costs incurred was recorded due to the low probability of collecting the note receivable or realizing future income from the equity interest. Related impairment costs recorded during fiscal year 2000 totaled $3,451,407 and an additional $240,813 loss was recognized from operations and losses on disposal of fixed assets on the dispositions during the three months ended November 30, 2000 and nine months ended May 31, 2001.

               On September 29, 2000 the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus-bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., the 100% owner and operator of Sonora. This acquisition has been accounted for under the cost method.

               On October 3, 2000, the Company acquired all the stock of ListenFirst.com ("ListenFirst"), a Christian music news website for 60,000 shares of the Company's common stock. If certain revenue or profit levels are reached over the next three years, a maximum of 50,000 additional shares will be issued for the acquisition. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $60,588.

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

               Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement are certified by PsyCare that such contracts have been assigned within 180 days of closing, then final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and originally goodwill was recorded in the amount of $284,228. As of the period ended May 31, 2001 the contracts had been certified and goodwill was recorded in the amount of an additional $715,772 as an adjustment to the purchase price.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  NOTE B       ACQUISITIONS AND DISPOSITIONS (continued)

               On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive"). The transaction was accounted for as a purchase and goodwill was recorded in the amount of $10,969. Alive is a leading provider of speakers to the Christian community and the business will be combined with ChristianSpeakers.com.

               On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired the assets of Gilmore Marketing Company. The company provides marketing related products and services such as multi media development, advertising art work and content, publication brochures, printing designs, and logos. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $20,718.

               On March 1, 2001, the Company completed the acquisition of the Global Christian Network, Inc. (GCN), a technology company and the creators of an online Christian Community based in Reno, Nevada. GCN will substantially increase the Company's online presence and add significant technology improvements. As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor (which upon the anniversary of closing the value of such shares must equal a minimum of $273,104 or additional shares must be issued to for the difference). The Company issued 207,000 of its common shares to four employees of GCN for past services. The Company agreed to a contingent payment of $26,033 of cash to selected employees for past services based on the achievement of certain performance objectives. Pursuant to the execution of a funding agreement dated June 30, 2000, the Company had advanced cash totaling $369,170 for pre-acquisition expenditures. The transaction was accounted for as a purchase and goodwill of $1,102,828 was recorded.

               On March 1, 2001, the Company completed the acquisition of Capital Artists Agency, Inc., a full service talent agency representing a variety of names in contemporary Christian music headquartered in Nashville, TN. The purchase will substantially increase the Company's presence in the Christian entertainment service sector. In conjunction with the acquisition, Capital Artist Agency changed its name to ChristianArtists.com. The Company paid 187,500 shares of its common stock and additional shares may be issued under certain contingencies to provide for a purchase price of $150,000 at the final closing on March 1, 2002. The transaction was accounted for as a purchase and goodwill of $169,789 was recorded.

               On May 31, 2001, the Company completed the sale of certain assets to 711.NET, Inc. Assets sold include iExalt's right, title and interest in all of CleanWeb's current internet access subscribers, selected other assets used in, related to, and common and necessary to the operations of the business including the assignment of certain lease obligations and certain tangible/intangible property (which will be specifically identified within an exhibit being developed by the company and 711.NET, Inc.) CleanWeb will continue to market, resell, and produce additional business and Internet subscriber sales and services to iExalt constituency, market influences, and other organizations as a Reseller of such Internet services of the buyer's ISPBrand Internet access services through a Strategic Marketing and Reseller Agreement with the Buyer. iExalt expects to produce additional subscribers for Buyer and has committed to securing at least 10,000 new subscribers to the Buyer within the initial twelve months following closing. iExalt will receive royalty amounts on a monthly basis for all active fully paying subscribers developed through the Marketing relationship. For subscribers up to 10,000 a royalty of $5.00 per subscriber per month will be remitted. For subscribers from 10,001 - 20,000 a royalty of $6.00 per subscriber per month will be remitted. For subscribers over 20,000 a royalty of $7.00 per subscriber per month will be remitted. Should iExalt not equal or exceed 10,000 subscribers in the initial twelve months after closing then it will pay the Buyer $50,000 worth of common shares
                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               NOTE B      ACQUISITIONS AND DISPOSITIONS (continued)

               of iExalt not to exceed 100,000 shares. As consideration for the sale, iExalt received a lump sum payment of $150,000 cash at closing, an agreement for $648,000 such amount to be paid in monthly payments of not less than $24,000 and payable in not more than 25 months from the date of transition, and an agreement to receive 438,667 shares of Buyer's common stock issued at a price of $1.50 per share for a value of $658,000. Proceeds of $1,456,000 and a net gain of $25,445 were recorded. An allocation, based upon estimated market values, of CleanWeb's goodwill ($2,236,680) was developed to determine the amount attributable to the assets that were sold. As a result of the analysis $1,606,262 of goodwill was determined to relate to the assets that were sold and goodwill was reduced accordingly

               The following unaudited pro forma combined results of operations of the Company for the nine months ended May 2001 and 2000 assume significant acquisitions and dispositions had occurred as of the beginning of the respective periods.

                                                                                     PRO FORMA
                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                            May 31,             May 31,
                                                                             2001                 2000
                                                                        ----------------     ---------------
                      Revenues                                      $      6,867,539     $      5,970,383
                      Loss from operations                          $     (4,244,495)    $     (2,444,736)
                      Net loss                                      $     (4,592,955)    $     (2,511,768)

                      Net loss per share                            $          (0.13)    $          (0.09)
                      Pro Forma Weighted Average Number of
                           Shares Outstanding                             35,810,163           28,881,882


               The pro forma information has been adjusted to reflect the amortization of goodwill from the beginning of the respective periods for each of the acquired companies that were significant. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. .


NOTE C         PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following at:

                                                                              May 31,              August 31,
                                                                               2001                  2000
                                                                         ----------------       ----------------
                      Computer equipment and software                $          473,561     $          383,532
                      Furniture, fixtures and office equipment                  255,126                224,390
                      Automobiles                                               190,091                186,090
                      Leasehold improvements                                     62,836                 34,360
                                                                         ----------------       ----------------
                                                                                981,614                828,372
                      Less accumulated depreciation                            (228,171)              (111,347)
                                                                         ----------------       ----------------
                                                                     $          753,443     $          717,025
                                                                         ================       ================

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D         SHORT-TERM BORROWINGS

               Short-term borrowings consisted of the following at:

                                                                                     May 31,       August 31,
                                                                                     2001            2000
                                                                                 --------------  ---------------
                   Revolving  line of credit with bank,  interest at prime       $    150,000    $    150,000
                   payable monthly,  due December 18, 2000,  guaranteed by
                   shareholder

                   Convertible debentures, interest at prime plus one
                   half, due March 22, 2001                                           500,000               -

                   Bridge loan, non-interest bearing, due April 9, 2001               180,000               -

                   Convertible debentures, non-interest bearing, due
                   April 15, 2001                                                     180,000               -

                   Convertible debentures, interest at 11%, initial
                   $200,000 payment due August 28, 2001                               500,000               -

                   Less: Discounts on debentures                                     (148,800)              -

                   Other unsecured revolving lines of credit in the form of
                   credit cards, interest ranging from 11.9% to 22.9%,
                   payable monthly                                                     94,928          91,678
                                                                                 --------------  ---------------

                                                                                 $  1,456,128    $    241,678
                                                                                 ==============  ===============

               In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line was guaranteed by a shareholder without the Company's authority, and matured in late December 2000. The bank has provided forbearance and the Company continues to service the debt with monthly interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. In October 2000, the shareholder/guarantor of the line indicated that the guarantee would not be renewed.

               On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, convert no more than 4,950,000 shares, and provide a bridge loan of $180,000 in return for the adjustment of the conversion price per share to $0.07 and the adjustment of the exercise price of outstanding warrants to $0.21. Currently, these amounts are in default for lack of payment. The Company is working with the debenture holders to determine the form of repayment.

               On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18. The Company is working with the debenture holder to determine the form of repayment.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D       SHORT-TERM BORROWINGS (continued)

               In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently on December 11, 2000 the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement was with Thomson Kernaghan & Co. Limited and provided for two year debentures carrying a 10% accumulating interest rate and convertible into common shares. In addition, the Company had agreed to issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. The Company also agreed to place 2,883,333 shares of its common stock (loaned by three shareholders) as collateral. Definitive agreements were signed and effective December 11, 2000. The Company complied with all requirements for closing including the placement of the shares as collateral but the transaction did not close under the terms of the agreement and the equity line was not established. Funds totaling $600,000 were ultimately received and the Company has reached an agreement with Thomson Kernaghan & Co. Limited regarding repayment. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000. The Company provided 4,999,997 restricted shares of common stock to the three shareholders in repayment for the collateralized shares.

               On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital II Limited Partnership. The initial funding will be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to the following loan conditions: (a) the Company is not in default under the Note, nor any of the Loan Documents (b) The Company is in full compliance with all applicable and materially mandated SEC filings, rules, and regulations (c) the Company is cash flow positive, as determined by the Lender (d) the Company is earnings positive, as determined by the Lender (e) Lender determines, in Lender's sole discretion, that the Company is still an acceptable credit risk and (f) Lender determines, in Lender's sole discretion, that the Company is not a going concern risk. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000 the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned. As of May 31, 2001 the Company has received $500,000 in cash advances from Woodcrest Capital II Limited Partnership.

NOTE E        NOTES PAYABLE TO SHAREHOLDERS

               Notes payable to shareholders consist of the following at:

                                                                                       May 31,      August 31,
                                                                                       2001            2000
                                                                                  --------------  --------------
                   Non-interest bearing note payable to shareholder, due          $     350,000    $     350,000
                   on demand secured by all assets of NetXpress
                   Unsecured note payable to shareholder, 8% interest, due
                   on demand                                                            195,000          195,000
                   Unsecured note payable to shareholder, 8% interest, due
                   on demand                                                                  -           12,000
                                                                                   -------------    ------------
                                                                                  $     545,000    $     557,000
                                                                                   =============    ============

                         iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E        NOTES PAYABLE TO SHAREHOLDERS (continued)

               In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. As of November 2000, the shareholder made demand for payment through his attorney and the Company is evaluating this claim. As an alternative, the Company is offering Christian mediation under the rules of the Institute for Christian Conciliation.

               During August 2000, U.S. Sporting Interests LLC and a shareholder loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made and the company is currently evaluating this claim.

               During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

               During November 2000, three shareholders loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan. The Company agreed to repay the shareholders within six months. The shareholders agreed that the collateralized shares could be repaid in restricted shares in the event the shares loaned were not returned. As further consideration, the shareholders also receive interest on the fair market value of the shares loaned paid at 12%. On March 28, 2001, the Company provided 4,999,997 restricted shares of common stock to the three shareholders in repayment for the collateralized shares of which 86,957 shares was earned interest.

NOTE F         LONG-TERM DEBT

               Long-term debt consisted of the following at:

                                                                                      May 31,       August 31,
                                                                                       2001          2000
                                                                                  --------------   --------------
                   Note  payable  to  bank,   interest  at  prime   payable       $     550,000    $     550,000
                   quarterly,  due June 30, 2001, unsecured,  guaranteed by
                   shareholder

                   Vehicle notes payable, interest ranging from 1.9% to 14.25%, maturing June 2001 to June 2004, secured by
                   vehicles                                                              99,217          131,173

                   Notes payable on various insurance policies                           14,358           19,414

                   Other unsecured note payables, due on demand                           7,512            2,500
                                                                                   -------------    -------------
                                                                                        671,087          703,087
                   Less: current maturities                                             587,302          613,037
                                                                                   -------------    -------------

                                                                                  $      83,785    $      90,050
                                                                                   =============    =============


               The note payable to the bank matured on June 30, 2001; however, the bank has provided forbearance and the Company continues to service the debt with interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt.

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

               The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, the total of existing liabilities related to the filtering technology at the closing. The note is to be repaid upon sale of the stock or six months, whichever occurs first. The Company is currently working to resolve the outstanding note receivable collection.

               A funding agreement related to the acquisition of a start-up Internet Company that the Company had signed in April 2000 was terminated. The Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up company, and received a note receivable for the total funds advanced of $368,112. These assets were fully impaired at August 31, 2000 due to the low probability of collecting the note receivable or realizing future income from the equity interest.

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

               On September 25, 2000, the Company granted a one-year option to purchase 600,000 shares of the Company's common stock at an exercise price of $0.02 per share to Consulting Strategies, Inc. for consulting services provided as part of the Company's reorganization and restructuring. These options were exercised on October 10, 2000 for $12,000. The Company incurred non-cash expense of $681,773 for the fair value of the options under SFAS No. 123.

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

NOTE G         SHAREHOLDERS' EQUITY (continued)

               All the outstanding stock of CleanWeb, Inc. ("CleanWeb"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock.

               Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement are certified by Psycare that such contracts have been assigned within 180 days of closing, then the final valuation will be increased by $200,000 per contract, not to exceed $1,000,000 in total, and settled with additional shares of common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and originally goodwill was recorded in the amount of $284,228. The contracts have been certified and goodwill was recorded in the amount of an additional $715,772.

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


NOTE G         SHAREHOLDERS' EQUITY (continued)

               On February 23, 2001, the Company provided 93,500 shares of its common stock to W. Michael Greene as compensation for services related to the closing of the Woodcrest Capital investment.

               On March 1, 2001 the Company completed its acquisition of Global Christian Network, Inc. ("GCN"), a technology company and the creators of an online Christian Community based in Reno, Nevada. The Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company also issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor. The Company issued 207,000 of its common shares to four employees of GCN for past services.

               On March 1, 2001, the Company completed the acquisition of Capital Artists Agency, Inc., a full service talent agency representing a variety of names in contemporary Christian music headquartered in Nashville, TN. The Company paid 187,500 shares of its common stock and additional shares may be issued under certain contingencies to provide for a purchase price of $150,000 at the final closing on March 1, 2002.

               On March 28, 2001, the Company provided 4,999,997 restricted shares of common stock to three shareholders in repayment for the collateralized shares. The shareholders had loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan & Co. Limited. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000 in convertible debentures.

               On March 23, 2001, the Company provided 100,000 shares of its common stock to its Chief Financial Officer, Chris L. Sisk, related to compensation for services provided during December, 2000.

               On April 15, 2001, the company provided 45,000 shares of its common stock to three employees based on terms of their employment contracts.

               On April 24, 2001, the Company provided 100,000 shares of its common stock to Roger Dartt as a settlement of the compensation for services agreement.

               On April 24, 2001, the Company provided a total of 222,547 shares of its common stock to pay for radio airtime related to the broadcast of iExalt's radio program Life Perspectives. These radio stations will carry the Life Perspectives program five days each week and agreed to stock as compensation in lieu of cash.

NOTE H         STOCK OPTIONS AND WARRANTS

               The board of directors elected to issue stock options at an exercise price of $0.20 per share to directors for a number of shares equal to the number of dollars loaned or guaranteed personally by any such director. Accordingly, options to purchase an aggregate 800,000 shares of common stock were granted within the quarter ended February 28, 2001. A non-cash expense of $13,249 was recorded related to the fair value of the options.

               The board of directors elected to issue stock options at an exercise price of $0.19 per share to directors for serving on the executive committee. Accordingly, options to purchase an aggregate 750,000 shares of common stock were granted within the quarter ended February 28, 2001.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE H         STOCK OPTIONS AND WARRANTS (continued)

               The board of directors elected to issue stock warrants at an exercise price of $0.14 per share to Wes Christian for legal services. Accordingly, warrants to purchase an aggregate 300,000 shares of common stock were granted within the quarter ended February 28, 2001. A non-cash expense of $37,500 was recorded related to the fair value of the warrants.

NOTE I         INCOME TAXES

               The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of May 31, 2001 the Company estimates an accumulated taxable net operating loss ("NOL") carryforward for income tax purposes of approximately $12.9 million, resulting in a deferred tax asset of $4.5 million. These carryforwards begin to expire in 2019. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

NOTE J         BUSINESS SEGMENTS

               The Company's operations are grouped into three business segments based on types of service and delivery media: Internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives. Print publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare services consist of the counseling programs of PremierCare and Rapha.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE J         BUSINESS SEGMENTS (continued)

               The Company's reportable segment information for the nine months ended May 31, 2001 and May 31, 2000 is as follows:


        Nine Months Ended             Internet &           Print           Healthcare         Corporate/         Reportable
                  May                 Technology       Publications         Services            Other             Segments
        ------------------------    ---------------    --------------     --------------    ---------------    ---------------
        Revenues:
          2001                   $      3,654,146   $      1,487,804  $       2,600,266  $              -   $      7,742,216
          2000                   $      1,795,413   $        722,513  $               -  $              -   $      2,517,926


        Gross Profit:
          2001                   $        980,188   $        436,303  $         989,433  $              -   $      2,405,924
          2000                   $        382,292   $        266,698  $               -  $              -   $        648,990

        (Loss)/Income from
        Operations:
          2001                   $       (767,825)  $       (153,839) $         149,106  $     (3,761,101)  $     (4,533,659)
          2000                   $       (947,859)  $        (40,493) $               -  $     (1,160,192)  $     (2,148,544)

        Depreciation/Amort:
          2001                   $        144,419   $         67,858  $          88,078  $         49,615   $        349,970
          2000                   $         78,269   $         16,723  $               -  $         16,615   $        111,607

        Assets:
          2001                   $      5,324,471   $      1,378,258  $       2,376,637  $        437,096   $      9,516,462
          2000                   $      4,796,582   $        211,503  $               -  $      1,812,071   $      6,820,156



               The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the nine months ended May 31, 2001 and May 31, 2000:


                                                                               May 31,              May 31,
                                                                                2001                 2000
                                                                           ----------------     ----------------
                Gross profit of reportable segments                     $      2,405,924        $     648,990
                     Other expenses                                            6,939,583            2,797,534
                                                                           ----------------     ----------------
                Loss from operations                                          (4,533,659)          (2,148,544)
                Other Income/(Expense)
                     Interest income/other                                        (5,405)              27,325
                     Interest expense                                           (356,404)             (10,015)
                                                                           ----------------     ----------------
                Loss before income taxes                                $     (4,895,468)       $  (2,131,234)
                                                                           ================     ================

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE J         BUSINESS SEGMENTS (continued)

               The Company's reportable segment information for the three months ended May 31, 2001 and May 31, 2000 is as follows:


             Three Months             Internet &           Print           Healthcare         Corporate/         Reportable
              Ended May               Technology       Publications         Services            Other             Segments
        ------------------------    ---------------    --------------     --------------    ---------------    ---------------
        Revenues:
          2001                   $      1,458,376   $        535,219  $         845,478  $              -   $      2,839,073
          2000                   $        952,279   $        270,204  $              -   $              -   $      1,222,483


        Gross Profit:
          2001                   $        365,563   $        141,541  $         292,478  $              -   $        799,582
          2000                   $        232,273   $         98,258  $               -  $              -   $        330,531


        (Loss)/Income from
        Operations:
          2001                   $       (391,810)  $        (57,970) $          (5,149) $       (774,639)  $     (1,229,568)
          2000                   $       (386,079)  $        (34,819) $               -  $       (472,762)  $       (893,660)

        Depreciation/Amort:
          2001                   $         49,214   $         23,505  $          35,510  $         16,752   $        124,981
          2000                   $         46,251   $          8,423  $               -  $          1,617   $         56,291

        Assets:
          2001                   $      5,324,471   $      1,378,258  $       2,376,637  $        437,096   $      9,516,462
          2000                   $      4,796,582   $         21,503  $               -  $      1,812,071   $      6,820,156


               The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes for the three months ended May 31, 2001 and May 31, 2000:


                                                                               May 31,              May 31,
                                                                                2001                 2000
                                                                           ----------------     ----------------
                Gross profit of reportable segments                     $        799,582         $    330,531
                     Other expenses                                            2,029,150            1,224,191
                                                                           ----------------     ----------------
                Loss from operations                                          (1,229,568)            (893,660)
                Other Income/(Expense)
                     Interest income/other                                        (9,317)              22,073
                     Interest expense                                           (131,726)              (5,651)
                                                                           ----------------     ----------------
                Loss before income taxes                                $     (1,370,611)        $   (877,238)
                                                                           ================     ================

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE K         CONTINGENCIES

               A disclosure was included within the Company's 10-KSB annual report as of August, 31, 2000 that noted the Company had received written demand from three shareholders who had purchased shares of common stock and claimed the right to additional shares based on claimed anti-dilution provisions associated with their investment. The Company has held several discussions with the shareholders and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, Management has estimated that a contingent liability exists as of the end of the third quarter and accrued $100,000 as a potential liability for this demand.

NOTE L         SUBSEQUENT EVENTS

               On June 1, 2001, the company provided 100,000 shares of its common stock to two employees based on terms of their employment as compensation.

               On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 22,500 of the company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $0.08, and matures on December 31, 2001.

               On June 5, 2001, the Company agreed to issue $150,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 33,750 of the company's restricted common shares, provides for conversion of $150,000 of the principal for common shares with a conversion price of $0.08, and matures on December 31, 2001.

               On June 13, 2001, the Company provided 46,500 shares of its common stock to Steve Tuggle as partial compensation for services related to the preparation of the company's federal income tax filing for the fiscal year 2000.

               On June 25, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission to register 5,000,000 of its common shares. The company signed three consulting contracts that each have a term of two years and provide for consulting and advisory services to iExalt towards developing iExalt's technology plan to accomplish its strategic and business plans and integrate the Company's business operations, assistance with debt consolidation and cash-flow planning and assistance in negotiations with creditors, for rationalization of subsidiary structure and divestiture of lines of business, rationalization of personnel post-divesture consolidation and related compensation issues for 5,000,000 of its common shares.

Part I- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read together with our financial statements, which are included earlier within this Form 10-QSB. The discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

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

         iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, produces a radio program five nights per week, is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speakers bureaus dedicated to Christian speakers, and an agency that provides Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides, through the internet, a cutting-edge information-packed, online monthly newsletter for local youth programs called the ParentLink. iExalt provides psychiatric counseling services for senior citizens from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

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

         Our management believed that the effort to take this technology to other markets would have diverted too much capital and management attention away from the goals of the company. We terminated the acquisition of a start-up Internet company with which we had signed a funding agreement in April 2000, because of our perception of delays in business prospects necessary for it to reach positive cash flow. The value of the goodwill and intangible assets on our books as of August 31, 2000, relating to First Choice and the prospective acquisition was fully impaired and written down to zero within the year then ended. The carrying value of the filtering and related software was reduced to the value of future cost savings that we estimate will be realized by having our own filtering technology rather than having to license it as is generally the case with other filtered internet service providers. In addition to writing off the associated assets and paying expenses through the time of disposition, we have made a supplemental payment of $25,000 to First Choice and have issued 150,000 shares of our common stock to the filtering software acquirer and 100,000 shares to the terminated acquisition target. We acquired a note receivable from the filtering software acquirer of $84,359 and a note receivable from the terminated acquisition target of $368,112 Also, as a result of the funding agreement, we retained a 49% interest in the acquisition target as the note was not repaid by the agreed upon date of January 1, 2001. These assets were fully impaired at August 31, 2000 due to the low probability of collecting the note receivable or realizing future income from the equity interest.

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

         On November 2, 2000, a signing bonus of 50,000 shares of the Company's common stock was paid per an agreement of employment and non-competition with the Company's Vice President - Marketing.

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

         On February 9, 2001, in exchange for 100,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Team Impact, Inc. in which Team Impact will promote the Company's internet service provider product, and other related products and services as well as naming iExalt as a key sponsor of Team Impact promotional events.

         On March 1, 2001, the Company completed the acquisition of the Global Christian Network, Inc. (GCN), a technology company and the creators of an online Christian Community based in Reno, Nevada. GCN will substantially increase the Company's online presence and add significant technology improvements. As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor (which upon the anniversary of closing the value of such shares must equal a minimum of $273,104 or additional shares must be issued to for the difference). The Company issued 207,000 of its common shares to four employees of GCN for past services. The Company agreed to a contingent payment of $26,033 of cash to selected employees for past services based on the achievement of certain performance objectives. Pursuant to the execution of a funding agreement between the companies dated June 30, 2000, the Company had advanced cash totaling $369,170 for pre-acquisition expenditures.

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

         On April 24, 2001, the Company provided a total of 222,547 shares of its common stock to pay for radio airtime related to the broadcast of iExalt's radio program Life Perspectives. These radio stations will carry the Life Perspectives program five days each week receiving stock as compensation.

         On May 31, 2001, the Company completed the sale of certain assets to 711.NET, Inc. Assets sold include iExalt's right, title and interest in all of CleanWeb's current internet access subscribers, selected other assets used in, related to, and common and necessary to the operations of the business including the assignment of certain lease obligations and certain tangible/intangible property (which will be specifically identified within an exhibit being developed by the company and 711.NET, Inc.) CleanWeb will continue to market, resell, and produce additional business and Internet subscriber sales and services to iExalt constituency, market influences, and other organizations as a Reseller of such Internet services of the buyer's ISPBrand Internet access services through a Strategic Marketing and Reseller Agreement with the Buyer. iExalt expects to produce additional subscribers for Buyer and has committed to securing at least 10,000 new subscribers to the Buyer within the initial twelve months following closing. iExalt will receive royalty amounts on a monthly basis for all active fully paying subscribers developed through the Marketing relationship. For subscribers up to 10,000 a royalty of $5.00 per subscriber per month will be remitted. For subscribers from 10,001 - 20,000 a royalty of $6.00 per subscriber per month will be remitted. For subscribers over 20,000 a royalty of $7.00 per subscriber per month will be remitted. Should iExalt not equal or exceed 10,000 subscribers in the initial twelve months after closing then it will pay the Buyer $50,000 worth of common shares of iExalt not to exceed 100,000 shares. As consideration for the sale, iExalt received a lump sum payment of $150,000 cash at closing, an agreement for $648,000 such amount to be paid in monthly payments of not less than $24,000 and payable in not more than 25 months from the date of transition, and an agreement to receive 438,667 shares of Buyer's common stock issued at a price of $1.50 per share for a value of $658,000. Proceeds of $1,456,000 and a net gain of $25,445 were recorded. An allocation, based upon estimated market values, of CleanWeb's goodwill ($2,236,680) was developed to determine the amount attributable to the assets that were sold. As a result of the analysis $1,734,189 of goodwill was determined to relate to the assets that were sold and goodwill was reduced accordingly.

         iExalt has a limited operating history upon which an evaluation of business results can be based. The company is involved in a dynamic and rapidly developing technology and is attempting to incorporate the tremendous power of the internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. Partnered with its technology efforts, iExalt is also providing products and services through print media and healthcare services. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred net losses since its inception and expects to continue to operate at a loss until its companies generate sufficient revenues in excess of expenditures. As of May 31, 2001, iExalt has experienced a cumulative deficit of $12,970,750 comprised of both cash and non cash components. Management has determined that the Company will emphasize the monetary goal, and to that end, will execute plans that will increase revenues while simultaneously seeking acquisitions that add immediate positive value to earnings during the final months of fiscal year 2001.

Results of Operations

          Our operating units are grouped into three business segments based on types of service and delivery media: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. Internet & Technology Applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives radio. Print Publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare Services consist of the counseling programs of PremierCare and Rapha.

         Net loss for the nine months ended May 31, 2001 totaled $4,895,468 compared to a net loss of $2,131,234 for the same period ended May 31, 2000. However, this loss includes significant non-cash expenses totaling $2,199,267 related to businesses that we disposed of during September 2000, depreciation, amortization, common stock shares issued for services, and stock options and warrants that were issued. Excluding these non-cash expenses, the loss for the nine months ended May 31, 2001 was $2,696,201. Net loss for the quarter ended May 31, 2001 totaled $1,370,611 compared to a net loss of $877,238 for the same quarter in year 2000.

         Revenues

         Internet & Technology Applications generate revenues from product sales, speaker fees, artists fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues are earned from hospitals for providing services in accordance with our contracts. Total revenues were $7,742,216 for the nine months ended May 31, 2001 compared with $2,517,926 for the nine months ended May 31, 2000. Increases to revenue are primarily attributable to sales recognized from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. Revenues by segment for the two periods are as follows.


                                                                                    Nine Months Ended
                                                         -------------------------------------------------------------
                                                                   May 31,                          May 31,
                                                                     2001                            2000
                                                         -----------------------------    ----------------------------
      REVENUES                                               AMOUNT        PERCENT            AMOUNT        PERCENT
                                                             ------        -------            ------        -------
      Internet and Technology Applications            $    3,654,146              47%  $     1,795,413            71%
      Print Publications                                   1,487,804              19%          722,513            29%
      Healthcare Services                                  2,600,266              34%                -             -%

         Total revenues were $2,839,073 for the quarter ended May 31, 2001 compared with $1,222,483 for the quarter ended May 31, 2000. Revenues by segment for the two periods are as follows.


                                                                                   Three Months Ended
                                                         -------------------------------------------------------------
                                                                   May 31,                          May 31,
                                                                     2001                            2000
                                                         -----------------------------    ----------------------------
      REVENUES                                               AMOUNT        PERCENT            AMOUNT        PERCENT
                                                             ------        -------            ------        -------
      Internet and Technology Applications            $     1,458,376             51%  $       952,279            78%
      Print Publications                                      535,219             19%          270,204            22%
      Healthcare Services                                     845,478             30%                -             -%


         Cost of Sales and Services

         Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers and artists, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services is primarily direct personnel costs. Increases to costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. The Cost of Sales and Services was $5,336,292 for the nine months ended May 31, 2001 compared with $1,868,936 for the nine months ended May 31, 2000. Cost of Sales and Services by segment for the two periods is shown below.


                                                                                  Nine Months Ended
                                                         -------------------------------------------------------------
                                                                   May 31,                          May 31,
                                                                     2001                            2000
                                                         -----------------------------    ----------------------------
      COST OF SALES AND SERVICES                              AMOUNT       PERCENT             AMOUNT       PERCENT
                                                              ------       -------             ------       -------
      Internet and Technology Applications            $    2,673,958              50%  $    1,413,121             76%
      Print Publications                                   1,051,501              20%         455,815             24%
      Healthcare Services                                  1,610,833              30%               -              -%

         The Cost of Sales and Services was $2,039,491 for the quarter ended May 31, 2001 compared with $891,952 for the quarter ended May 31, 2000. Cost of Sales and Services by segment for the two periods is shown below.


                                                                                Three Months Ended
                                                         ----------------------------------------------------------
                                                                   May 31,                        May 31,
                                                                    2001                           2000
                                                         ----------------------------    --------------------------
      COST OF SALES AND SERVICES                              AMOUNT      PERCENT             AMOUNT    PERCENT
                                                              ------      -------             ------    -------
      Internet and Technology Applications            $    1,092,813             54%  $      720,006           81%
      Print Publications                                     393,678             19%         171,946           19%
      Healthcare Services                                    553,000             27%               -            -%

         Selling, General and Administrative

         Selling, General and Administrative costs for Internet & Technology Applications include primarily personnel and advertising costs. Selling, General and Administrative costs for Print Publications consist of personnel and communication services. Healthcare Selling, General and Administrative costs are primarily personnel, travel and transportation. Corporate overhead costs are primarily professional fees, costs of issuing stock options and warrants and costs of issuing shares for services.

         Selling, General and Administrative costs were $4,270,260 for the nine months ended May 31, 2001 compared with $1,389,711 for the nine months ended May 31, 2000. Included in the nine months ended May 31, 2001 are significant non-cash expenses totaling $1,721,480 related to stock options and warrants that were issued and common stock shares issued for services provided. Excluding these non-cash expenses, the total Selling, General and Administrative costs were $2,548,780 for the nine months ended May 31, 2001. Increases to Selling, General and Administrative costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program along with the costs of implementing the company's growth strategy. Selling, General and Administrative costs by segment for the two periods are shown below.


                                                                             Nine Months Ended
                                                         ----------------------------------------------------------
                                                                   May 31,                        May 31,
                                                                    2001                           2000
                                                         ----------------------------    --------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE                  AMOUNT        PERCENT          AMOUNT       PERCENT
                                                            ------        -------          ------       -------
      Internet and Technology Applications            $      919,702             22%  $      650,553           47%
      Print Publications                                     234,256              6%          87,707            6%
      Healthcare Services                                    246,500              6%               -            -%
      Corporate Overhead                                   2,869,802             66%         651,451           47%


         Selling, General and Administrative costs were $1,026,163 for the quarter ended May 31, 2001 compared with $573,710 for the quarter ended May 31, 2000. Selling, General and Administrative costs by segment for the two periods are shown below.


                                                                             Three Months Ended
                                                         ----------------------------------------------------------
                                                                   May 31,                        May 31,
                                                                    2001                           2000
                                                         ----------------------------    --------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE                  AMOUNT        PERCENT          AMOUNT       PERCENT
                                                            ------        -------          ------       -------
      Internet and Technology Applications            $      371,835             36%  $      229,176           40%
      Print Publications                                      73,705              7%          36,343            6%
      Healthcare Services                                     80,979              8%               -            -%
      Corporate Overhead                                     499,644             49%         308,191           54%


         Payroll costs were $2,191,536 for the nine months ended May 31, 2001 compared with $1,296,216 for the nine months ended May 31, 2000. Increases to costs related to payroll are primarily attributable to the additional personnel added to provide for effective human resources to manage, operate, and administer the efforts of a rapidly growing and dynamic business. Payroll costs were $903,451 for the three months ended May 31, 2001 compared with $594,190 for the three months ended May 31, 2000.


Liquidity and Capital Resources

         As of May 31, 2001, iExalt had $1,986,730 in current assets, $5,143,315 in current liabilities and a retained deficit of $12,970,750. We had a net loss of $4,895,468 for the nine months ended May 31, 2001. Net cash used by operating activities for the period was $2,760,323.

         In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line is guaranteed by a shareholder, and matured in late December 2000. The bank has provided forbearance and the Company continues to service the debt with monthly interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. In October 2000, the shareholder/guarantor of the line indicated that the guarantee would not be renewed.

         In July 2000, iExalt borrowed $550,000 from a bank under a term loan that is due on June 30, 2001. A shareholder guaranteed the term loan. The bank has provided forbearance and the Company continues to service the debt with interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. In October 2000, the shareholder/guarantor of the debt indicated that the guarantee would not be renewed.

         During August 2000, U.S. Sporting Interests LLC and a shareholder loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made through an attorney and the company is currently evaluating this claim.

         During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

         In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. As of November 2000, the shareholder made demand for payment through his attorney and the Company is evaluating this claim.

         On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures to Travin Partners LLLP and TCA Investments, Inc. The debentures bear interest at prime plus one half percent and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date, convert no more than to 4,950,000 shares, and provide a bridge loan of $180,000 in return for the adjustment of the conversion price from $0.17 per share to $0.07 per share and the adjustment of the exercise price of outstanding warrants to $0.21. As of May 31, 2001, both the $500,000 convertible debenture and $180,000 bridge loan are in default. The Company is working with the debenture holders to determine the form of repayment.

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

         In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently, the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement was with Thomson Kernaghan & Co. Limited and provided for two year debentures carrying a 10% accumulating interest rate and convertible into common shares. In addition, the Company had agreed to issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing at December 11, 2000. The Company also agreed to place 2,883,333 shares of its common stock (loaned by three shareholders) as collateral. Definitive agreements were signed and effective December 11, 2000. The Company complied with all requirements for closing including the placement of the shares as collateral but the transaction did not close under the terms of the agreement and the equity line was not established. Funds totaling $600,000 were ultimately received and the Company has reached an agreement with Thomson Kernaghan & Co. Limited regarding repayment. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000 in convertible debentures. The Company provided 4,999,997 restricted shares of common stock to the three shareholders in repayment for the collateralized shares.

            On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture to Ignatius Leonards. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18. The Company is working with the debenture holder to determine the form of repayment.

         On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital. The initial funding will be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to the following loan conditions: (a) the Company is not in default under the Note, nor any of the Loan Documents (b) The Company is in full compliance with all applicable and materially mandated SEC filings, rules, and regulations (c) the Company is cash flow positive, as determined by the Lender (d) the Company is earnings positive, as determined by the Lender (e) Lender determines, in Lender's sole discretion, that the Company is still an acceptable credit risk and (f) Lender determines, in Lender's sole discretion, that the Company is not a going concern risk. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000 the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned.

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


Part II -  Item 2. Changes in Securities

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

         The following transactions involving unregistered securities occurred during the three months ended May 31, 2001, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended.

         All the outstanding stock of Global Christian Network, Inc. ("GCN"), a technology company and the creators of an online Christian Community based in Reno, Nevada was acquired on March 1, 2001.As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor. The Company issued 207,000 of its common shares to four employees of GCN for past services.

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

         Three shareholders loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan. On March 28, 2001, the Company provided 4,999,997 restricted shares of common stock to the three shareholders in repayment for the collateralized shares. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000 in convertible debentures.

         On March 23, 2001, the Company provided 100,000 shares of its common stock to its Chief Financial Officer, Chris L. Sisk, related to compensation for services provided during December, 2000.

         On April 15, 2001, the company provided 45,000 shares of its common stock to three employees based on terms of their employment contracts.

         On April 24, 2001, the Company provided 100,000 shares of its common stock to Roger Dartt as a settlement of the compensation for services agreement.

         On April 24, 2001, the Company provided a total of 222,547 shares of its common stock to pay for radio airtime related to the broadcast of iExalt's radio program Life Perspectives. These radio stations will carry the Life Perspectives program five days each week and agreed to stock as compensation in lieu of cash.

Part II - Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits


         EXHIBIT                    DESCRIPTION OF EXHIBIT
         ----------                 ----------------------
                3.1   Restated Articles of Incorporation of the Company (filed
                      as Exhibit 3.1 to the Company's Quarterly Report on Form
                      10-QSB for the quarter ending May 31, 2000, as filed with
                      the Commission on April 14, 2000, is incorporated herein
                      by reference).

                3.2   Amended Bylaws of the Company as adopted on April 24, 1979
                      (filed as Exhibit 3.2 to the Company's Quarterly Report on
                      Form 10-QSB for the quarter ending May 31, 2000, as filed with the Commission on April 14, 2000, is incorporated herein by reference).

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

                4.8   Convertible Debenture issued to Thomson Kernaghan & Co.,
                      Ltd. on December 11, 2000 (filed as Exhibit 4.8 to the
                      Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

                4.9 Registration Rights Agreement dated December 11, 2000 between iExalt, Inc. and Thomson Kernaghan & Co., Ltd.
                      (filed as Exhibit 4.9 to the Company's Quarterly Report on
                      Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

                4.10  Warrant issued to Thomson Kernaghan & Co., Ltd. on
                      December 11, 2000. (filed as Exhibit 4.10 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).

                4.11  Convertible Debenture issued to Ignatius Leonards on
                      February 15, 2001. (filed as Exhibit 4.11 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).




                4.12  Warrant issued to Ignatius Leonards on February 15, 2001.
                      (filed as Exhibit 4.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

                4.13 Warrant issued to Woodcrest Capital II Limited Partnership on February 23, 2001. (filed as Exhibit 4.13 to the
                      Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

                4.14  Warrant issued to Woodcrest Capital, L.L.C. on February
                      23, 2001. (filed as Exhibit 4.14 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).

                4.15 Registration Rights Agreement dated February 23, 2001 between iExalt, Inc. and Woodcrest Capital II Limited
                      Partnership and Woodcrest Capital, L.L.C. (filed as
                      Exhibit 4.15 to the Company's Quarterly Report on Form
                      10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

               *4.16  Convertible Debenture issued to Don Ballard on June 5, 2001.

               *4.17  Convertible Debenture issued to Don Ballard on June 5, 2001.


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

               10.4 Employment Agreement dated November 27, 2000 between iExalt, Inc. and Chris L. Sisk. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

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

               10.10  Demand Note dated November 22, 2000 issued to Hunter M.A.
                      Carr. (filed as Exhibit 10.10 to the Company's Quarterly
                      Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

               10.11  Demand Note dated November 22, 2000 issued to Morris
                      Chapman. (filed as Exhibit 10.11 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).

               10.12  Demand Note dated November 22, 2000 issued to Donald
                      Sapaugh. (filed as Exhibit 10.12 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).

               10.13  Demand Note dated November 22, 2000 issued to Donald
                      Sapaugh. (filed as Exhibit 10.13 to the Company's
                      Quarterly Report on Form 10-QSB for the quarter ended
                      February 28, 2001, is incorporated herein by reference).

               10.14  Loan Agreement dated February 23, 2001 between iExalt,
                      Inc. and Woodcrest Capital II Limited Partnership. (filed as Exhibit 10.14 to the Company's Quarterly Report on Form
                      10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

               10.15  Warrant issued to James W. Christian on March 21, 2001.
                      (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

              *10.16  Stock Purchase Agreement issued to Don Ballard on July 3,
                      2001.

              *10.17  Stock Purchase Agreement issued to Randy James on July 16,
                      2001.

               99.1 Press Release, dated February 26, 2001, related to the announcement of $6,000,000 of funding from Woodcrest
                      Capital II LP. (filed as Exhibit 99.1 to the Company's
                      Current Report on Form 8-K, as filed with the Commission on March 7, 2001, is incorporated herein by reference).

               99.2 Press Release, dated March 12, 2001, related to the acquisition of Capital Artist Agency, Inc. (filed as
                      Exhibit 99.2 to the Company's Quarterly Report on Form
                      10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

               99.3 Press release issued by iExalt relating to the acquisition of Global Christian Network, Inc. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).


         -------------
         *        Filed herewith


(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended May 31, 2001:


                                      34

              Form 8-K filed on March 6, 2001, reporting the agreement to a capital investment by Woodcrest Capital II Limited Partnership of up to $6,000,000.

              Form 8-K filed on March 13, 2001, reporting the acquisition by iExalt of Global Christian Network, Inc.



                                   SIGNATURES

         In accordance with the requirements Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IEXALT, INC.




      July 12, 2001            /s/ Donald W. Sapaugh
                               ------------------------------
                                   Donald W. Sapaugh, C.E.O. / Chairman /
                                      President (Principal Executive Officer)




                               /s/ Russell Ivy
                               ------------------------------
                                    Russell Ivy, Executive Vice President/
                                       Chief Operating Officer




                               /s/ Chris L. Sisk
                               ------------------------------
                                    Chris L. Sisk, Executive Vice President/CFO
                                       (Primary Financial Officer)