Form 10KSB
period 2001-08-31
IEXALT INC
filed 2001-11-29
CIK 313625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended August 31, 2001

                                      [OR]

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________ .
                      Commission File Number: 000-09322

                                  iEXALT, INC.
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                              75-1667097
(State or other jurisdiction of                            (I.R.S. Employer
        incorporation)                                     Identification No.)

                             12000 AEROSPACE AVENUE
                              HOUSTON, TEXAS 77034
               (Address of principal executive offices) (Zip Code)

                                 (281) 464-8400
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended August 31, 2001 totaled $10,018,127 and for the fiscal year ended August 31, 2000 totaled $4,276,883.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on November 1, 2001 was $5,173,972. As of November 1, 2001 the registrant had 68,986,291 shares of common stock outstanding.

                                  iEXALT, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                     PART I
ITEM 1.     DESCRIPTION OF BUSINESS............................................................................   1
ITEM 2.     DESCRIPTION OF PROPERTIES..........................................................................  15
ITEM 3.     LEGAL PROCEEDINGS..................................................................................  15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................  16

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...........................................  16
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........................................  18
ITEM 7.     FINANCIAL STATEMENTS...............................................................................  23
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE....................................................................  55

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  .........................................  55
ITEM 10.   EXECUTIVE COMPENSATION..............................................................................  59
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................  60
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................  61
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................  62


                                     PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

            Some of the statements contained in this Form 10-KSB for iExalt, Inc. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. They often include words such as believe, expect, anticipate, intend or plan or words with similar meaning or conditional verbs such as will, would, should or may. iExalt, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o acts or threats of war, terrorism and the effects of such acts or threats on the Company, its employees, debtors, customers and vendors as well as the local economy;
o the success or failure of management's efforts to implement their business strategy;
o        the ability to raise sufficient capital to meet operating requirements;
o        the uncertainty of consumer demand for iExalt's products;
o        the ability to compete with major established companies;
o        the effect of changing economic conditions;
o        the ability to develop profitable operations;
o        the ability to assimilate acquisitions in a profitable manner;
o        the ability to attract and retain quality employees; and
o        other risks, which may be described in future filings with the SEC.

         iExalt, Inc. does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for iExalt's ongoing obligation to disclose material information as required by the Federal Securities laws. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in this entirety by the applicable cautionary statements.

GENERAL

         OVERVIEW

         iExalt blends the positive modern technologies with traditional media to provide products, services, and Technology solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered Internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, produces a radio program five nights per week and is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speaker's bureaus dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides through the Internet a cutting-edge, information-packed, online monthly newsletter for local youth programs. iExalt provides psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

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

         On September 1, 1999 Sunbelt acquired 100% of the stock of iExalt-Texas, for 18,393,666 shares of Sunbelt common stock. At the conclusion of the transaction 20,874,166 shares of stock were issued and outstanding. (Subsequent to the stock record date, 30,000 additional shares were issued as of August 31, 1999, pursuant to the iExalt-Texas Private Placement, described later.) Prior to that event, at a shareholders' meeting of Sunbelt held on August 30, 1999 the shareholders of Sunbelt voted to change the name of the corporation and elected new board members. In connection with the reorganization, Sunbelt shareholders adopted and approved the Amended and Restated Articles of Incorporation, which authorized changing the name of Sunbelt Exploration, Inc. to iExalt, Inc. Any references to "iExalt", "the Company", "we" or "us" refer to activities of iExalt including activities of iExalt-Texas prior to the reverse merger on September 1, 1999.

         DEVELOPMENTS PRIOR TO THE REVERSE MERGER

         iExalt is a company formed to meet the needs of the Christian community. Our mission is to develop and deliver media, products, services and Technology solutions to support families, businesses and other organizations that share Christian principles and values. We are developing and acquiring proprietary products and services to fulfill our mission.

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

         DEVELOPMENTS SUBSEQUENT TO THE REVERSE MERGER THROUGH THE FISCAL YEAR ENDED AUGUST 31, 2000

         On October 1, 1999 we acquired all of the issued and outstanding stock of WordCross Enterprises, Inc. d/b/a Christian Happenings, of Columbus, Ohio for 850,000 shares of common stock of iExalt. Options to purchase 250,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to employment agreements with the former owners. Christian Happenings magazine is a bi-monthly events publication that had a circulation of 250,000 copies in thirteen regions when acquired. The events information from Christian Happenings is available online at WWW.CHRISTIANHAPPENINGS.COM. Christian Happenings also supplies ticketing services for events throughout the country.

         As a platform for its filtering technology, iExalt acquired all of the proprietary assets of netFilter Technologies, a proxy-filtering software company on October 1, 1999 in exchange for 60,000 shares of our common stock plus $60,000. This acquisition gave iExalt proprietary control over its own filtering technology.

         On November 16, 1999, we acquired Solutions Global, Inc., for 40,000 shares of iExalt common stock. Options to purchase 60,000 shares of our common stock at $1.80 per share vest ratably over three years on the anniversary date, subject to employment agreements with the former owners. Solutions Global had developed a Christian portal website which became the basis for our portal site, WWW.IEXALT.COM. This website serves as a starting point for families and church leaders seeking to find Christian-based Internet content and leadership resource materials. Links are provided to various channels such as news, weather, children's activities, sports and religion, as well as all of our other websites.

         Effective December 1, 1999, we acquired all of the stock of Premiere Speakers Bureau, Inc. d/b/a ChristianSpeakers.com ("Christian Speakers"), a Tennessee corporation in the business of scheduling well-known speakers to address groups on Christian issues. The consideration consisted of 500,000 shares of our common stock and $40,000. Options to purchase 250,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to an employment agreement with the former owner. ChristianSpeakers.com is a leading bureau of Christian speakers.

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

         Effective July 1, 2000, we acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare counseling services for senior citizens at hospitals in five states. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock and agreed to receive up to an additional 560,000 shares, depending on certain future financial events and results. Our current chairman, chief executive officer, and president was also the president, chief executive officer, and a 22.8% indirect owner of PremierCare LLC. He continued to serve both iExalt and PremierCare (as a subsidiary of iExalt) in these same officer capacities.

         Our print publications were expanded with the acquisition of Christian Times newspapers effective July 1, 2000. All of the issued and outstanding stock of Keener Communications Group, Inc. was acquired for 450,000 shares of the Company's common stock. Options to purchase 125,000 shares of our common stock at $1.80 per share vest ratably over five years on the anniversary date, subject to an employment agreement with the former owner. Keener publishes Christian Times newspapers monthly with a circulation of 180,000 in eight editions in southern California.

DEVELOPMENTS DURING THE FISCAL YEAR ENDED AUGUST 31, 2001

         On September 13, 2000, Donald W. Sapaugh, who had served as President of iExalt from the Company's inception was elected to the office of Chairman of The Board and Chief Executive Officer. This action was initiated subsequent to the resignation of certain of the Company officers and Board members. Both the Board of Directors and the resigning directors and officers stated that the resignations resulted from philosophical management differences and were unrelated to operating performance or accounting issues.

         During September, 2000, we re-evaluated our business mix and projected cash flows which resulted in the disposition of two businesses and the decision to terminate our acquisition efforts on a third business. After disappointing early results, we divested all of our interest in First Choice to the management of that subsidiary for their assumption of future liabilities. And, in order to remain focused on our mission, we divested ourselves of our filtering software and related technologies to the management of that function for their assumption of future liabilities, while retaining the rights to use the filtering software in our ISP business and to market it in the Christian market. Our management believed that the effort to take this technology to other markets would have diverted too much of our capital and management attention away from our central mission. We terminated the acquisition of a start-up Internet company with which we had signed a funding agreement in April 2000, because of our perception of delays in business prospects necessary for it to reach positive cash flow. The value of the goodwill and intangible assets on our books as of August 31, 2000, relating to First Choice and the prospective acquisition were fully impaired and written down to zero within the year then ended. The carrying value of the filtering and related software was reduced to the value of future cost savings that we estimate will be realized by having our own filtering technology rather than having to license it as is generally the case with other filtered ISPs. In addition to writing off the associated assets and paying expenses through the time of disposition, we have made a supplemental payment of $25,000 to First Choice and have issued 150,000 shares of our common stock to the filtering software acquirer and 100,000 shares to the terminated acquisition target. We have a note receivable from the filtering software acquirer of $84,359, which was fully reserved within the year ended August 31, 2001 and a note receivable from the terminated acquisition target of $368,112 fully reserved within the year ended August 31, 2000 due to the low likelihood of collection.

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

         On October 24, 2000, we acquired all of the outstanding stock of CleanWeb, Inc., another filtered ISP, for 2,313,000 shares. iExalt combined the operations of iExalt.net and CleanWeb into CleanWeb. With the addition, we had over 7,000 subscribers to our filtered ISP services.

         On October 29, 2000, we acquired all of the assets of Christian Blue Pages, LLC in exchange for 60,000 shares of our common stock and 25%-50% of the first year's advertising revenues. Christian Blue Pages produced a "yellow pages" of Christian businesses in four editions in southern California. Its operations are now conducted through our Christian Times subsidiary.

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

         On November 21, 2000, in exchange for 30,000 shares of our common stock, we acquired from Alive Communications all of its speaker contracts and speaking engagements relating to the Christian market. Alive was a leading provider of speakers to the Christian community. Their business was combined with ChristianSpeakers.com.

         On December 1, 2000, in exchange for 50,000 shares of the Company's common stock, the Company acquired the assets of Gilmore Marketing Company. The company provides marketing related products and services such as multi media development, advertising art work and content, publication brochures, printing designs, and logos.

         On March 1, 2001, the Company completed the acquisition of the Global Christian Network, Inc. (GCN), a technology company and the creators of an online Christian Community based in Reno, Nevada. GCN was expected to substantially increase the Company's online presence and add significant technology improvements. As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor (which upon the anniversary of closing the value of such shares must equal a minimum of $273,104 or additional shares must be issued to for the difference). The Company issued 207,000 of its common shares to four employees of GCN for past services. The Company agreed to a contingent payment of $26,033 of cash to selected employees for past services based on the achievement of certain performance objectives. Pursuant to the execution of a funding agreement dated June 30, 2000, the Company had advanced cash totaling $369,170 for pre-acquisition expenditures.

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

         On May 31, 2001, the Company completed the sale of certain CleanWeb assets to 711.NET, Inc. Assets sold include iExalt's right, title and interest in all of CleanWeb's current Internet access subscribers, selected other assets used in, related to, and common and necessary to the operations of the business including the assignment of certain lease obligations and certain tangible/intangible property CleanWeb will continue to market, resell, and produce additional business and Internet subscriber sales and services to iExalt constituency, market influences, and other organizations as a Reseller of such Internet services of the buyer's ISPBrand Internet access services through a Strategic Marketing and Reseller Agreement with the Buyer. iExalt expects to produce additional subscribers for Buyer and has committed to securing at least 10,000 new subscribers to the Buyer within the initial twelve months following closing. iExalt will receive royalty amounts on a monthly basis for all active fully paying subscribers developed through the Marketing relationship. For subscribers up to 10,000 a royalty of $5.00 per subscriber per month will be remitted. For subscribers from 10,001 - 20,000 a royalty of $6.00 per subscriber per month will be remitted. For subscribers over 20,000 a royalty of $7.00 per subscriber per month will be remitted. Should iExalt not equal or exceed 10,000 subscribers in the initial twelve months after closing then it will pay the Buyer $50,000 worth of common shares of iExalt not to exceed 100,000 shares. As consideration for the sale, iExalt received a lump sum payment of $150,000 cash at closing, an agreement for $648,000 such amount to be paid in monthly payments of not less than $24,000 and payable in not more than 25 months from the date of transition, and an agreement to receive 438,667 shares of Buyer's common stock issued at a price of $1.50 per share for a value of $658,000. Proceeds of $1,456,000 and a net gain of $25,445 were recorded. An allocation, based upon estimated market values, of CleanWeb's goodwill ($2,236,680) was developed to determine the amount attributable to the assets that were sold. As a result of the analysis $1,606,262 of goodwill was determined to relate to the assets that were sold and goodwill was reduced accordingly. The first monthly payment related to the note for $24,000 was due on August 30, 2001 and has not been received as of the date of this report. In September 2001, iExalt was notified that 711.NET, Inc. filed for protection from creditors to reorganize under the federal bankruptcy statutes. Even though definitive action may not be realized for some time management believes the Company appropriately recognized impairment to the assets of CleanWeb including the goodwill, promissory note, and common stock value of 711.NET, Inc. Included within the results of operations for the year ended August 31, 2001 is an impairment expense of $1,340,312 related to this subsequent bankruptcy.

         On June 29, 2001, a monthly Christian newspaper in Colorado was purchased from Beard Communications, Inc. for 50,000 shares of the Company's common stock. The acquisition was added to the operations of Christian Times, a subsidiary of the Company. Expansion of operations of Christian Times related to the publication of Christian newspapers across the country is a key strategy of the company. Similar acquisitions and other expansion opportunities are being identified.

         SUBSEQUENT EVENTS

         On September 19, 2001 the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, had filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. The first monthly payment related to the Company's note receivable from 711.NET, Inc for $24,000 was due on August 30, 2001 and has not been received as of the date of this report. Even though definitive action may not be realized for some time and much uncertainty exists related to the outcome of the bankruptcy, management believes the Company appropriately recognized an impairment to the assets of CleanWeb including the goodwill, promissory note, and common stock value of 711.NET, Inc. Included within the results of operations for the year ended August 31, 2001 is an impairment expense of $1,340,312.

            On October 15, 2001, the Company issued 1,285,714 shares of common stock to a holder of one of the $90,000 bridge loans for full payment.

            On November 27, 2001 the Company entered into an agreement to sell certain assets of PremierCare including the assets related to the Rapha business with UMC Ten Broeck, Inc. Excluded from the asset sale is PremierCare's cash, accounts receivable, and receivable from related parties. The purchase price is $1,000,000 cash at closing plus a deferred payment equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Buyer will not assume any of the liabilities of the Business except obligations under certain disclosed agreements, including management agreements assigned to Buyer and only to the extent that such obligations relate wholly to events occurring, or to be performed by Buyer, after the closing. Prior to the closing PremierCare will keep the accounts payable of the Business current and will pay within 30 days after the closing any accounts payable due at the closing. This sale will allow management to focus the Company's operations on media, content, and Internet related services along with generating significant cash flow from the asset sale and the payout provisions.

            On November 27, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 325,000 shares of the Company's common stock. The transaction will be accounted for as a purchase and goodwill will be recorded in the amount of $22,100. The acquisition will be added to the operations of PremierCare, a subsidiary of the Company.

         BUSINESS SEGMENTS

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

INDUSTRY BACKGROUND

         CHRISTIAN MARKET

         When Americans are asked if they are Christians, over 80% respond that they are. While many do not attend churches on a regular basis, they share Christian principles and values. This large cross-section of America, particularly families, constitutes our target market. The Christian market cuts across the estimated 149 million Internet users in America and across the 39 million Americans who are age 65 or over. Management believes that millions of adults access the Internet each month for religious purposes.

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

         The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing, and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provides additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have many of the costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. Online retail sales in the U.S. in 2000 were estimated at $27 billion. Worldwide Internet commerce is expected to top $1 trillion by 2003. Online advertising in the U.S. in 2000 was estimated to be $8.2 billion; in 2005 it is projected to be $1.2 trillion.

         RECENT PROBLEMS FOR CONTENT PROVIDERS AND E-RETAILERS

         Despite the tremendous potential of the Internet, a large number of Internet companies, particularly consumer-oriented content providers and e-commerce retailers, have announced layoffs or closures, with further layoffs and closures expected to continue for at least the near term. In addition, other cash-strapped Internet companies have sought combination with their competitors or more traditional "old economy" companies in an effort to survive. Many theories have been suggested for this phenomena including an over supply of e-commerce securities offerings, a more selective initial public offering market, a tightening financing market, increased competition from traditional brick-and-mortar chains, and a return to a traditional form of stock analysis. Many Internet companies were running deep losses as they spent heavily on personnel and marketing, and had come to rely on regular external cash infusions to fund operations. As these financing dollars dried up, several of these companies had to either liquidate or enter into unfavorable financing arrangements and/or initiate extensive cost saving measures.

         HEALTHCARE COUNSELING SERVICES FOR SENIORS

         Demand for elderly healthcare services is steadily increasing, driving family members to the Internet for information and in search of vital resources. The U.S. population of people age 65 and older, already 35 million, is expected to double by 2030. Among the elderly, 15 to 20 percent suffer from significant symptoms of mental illness, particularly depression, but less than 5 percent receive appropriate care. Serving this market is particularly meaningful since this demographic segment embraces the Christian faith at a higher rate than any other segment. Currently over $100 billion is spent on healthcare for seniors.

         THE ROLE OF IEXALT, INC.

         It is our goal to deliver products, services, and technology solutions that protect and promote the values of the family based on Christian principles. This includes effective screening of offensive and destructive content through filtered Internet service. In addition, we have developed an effective portal through which families and members of the target market can access information they seek on the Internet. We have added to our web presence through websites for Christian Happenings, Christian Times, ListenFirst, ChristianSpeakers, ChristianArtists, CleanWeb, iSermons, the ParentLink, Rapha, and PremierCare, and we expect to continue to add depth and breadth to our Internet offerings.

         The market for printed Christian periodicals is a highly fragmented industry. We produce a leading group of events-based Christian magazines with Christian Happenings and a leading Christian newspaper with Christian Times. We expect to continue to add to these publications both through acquisition and launches of editions in new geographic areas.

         Similarly, the market for partial hospitalization geriatric psychiatric counseling services is a highly fragmented market. Providing Christian-oriented services to those in need of health services is a valuable and profitable service. PremierCare is a leading provider of these services in the U.S.

PRODUCTS AND SERVICES - INTERNET & TECHNOLOGY APPLICATIONS

         CLEANWEB

         At www.CleanWeb.net, server-based filtered ISP service to families, businesses and organizations is available. Through 711.NET, who purchased the CleanWeb customer base in May 2001, we have an arrangement to provide Internet service. The ISP provides a controlled, filtered access to the Internet that generally prevents users from accessing pornography, hate sites, bomb building and other objectionable Internet sites. We own our filtering software and this software provides not only filtering based on a continually updated database of offensive Internet addresses, but also through a proprietary dynamic heuristic filter that evaluates unknown webpage content "on the fly". With the acquisition of CleanWeb in October, 2000, we had over 7,000 users, making us one of the leading Christian filtered ISPs. Subsequent to the sale of the customer base to 711.NET in May 2001 we expected to continue to expand our presence in this market through contractual marketing arrangements with 711.NET, Inc. In September 2001, 711.NET filed for Chapter 11 bankruptcy and has defaulted on amounts due to the Company.

         iEXALT ELECTRONIC PUBLISHING

         Our Electronic Publishing division, in business since 1988, publishes hundreds of books and reference works in CD ROM format. Using the foundation of this content, we will develop and deploy Web-based content products. Its website address is www.WordSearchBible.com.

         WWW.iEXALT.COM

          At www.iExalt.com, we have developed a comprehensive Christian resource website to serve as the primary portal to the Internet and to our complete family of services. www.iExalt.com functions as both a gateway to the complete family of iExalt Internet services, and as a starting point for Christian references throughout the Internet. We have included communication tools such as Christian discussion groups, chat rooms, bulletin boards, and web-based email into the portal along with prayer sharing and singles ministry.

          Through development and acquisition, we expect to build our portal into a high traffic site with additional features for singles, prayer requests, and a sense of community that will connect to and promote the complete family of our businesses and services. www.iExalt.com is designed to become an income source through the sale of advertising and bookstore related products, and through promotional alliances with businesses and Christian organizations that want to promote their products to the Christian community.

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

         CHRISTIANARTISTS.com

         Acquired in March 2001, ChristianArtists.com is a leading Christian talent agency in the United States representing a variety of names in contemporary Christian music and headquartered in Nashville, TN. The purchase substantially increases the Company's presence in the Christian entertainment service sector and the website www.ChristainArtists.com will lead to expansion in events and groups offered.

         LIFE PERSPECTIVES RADIO

         Life Perspectives is a live call-in radio program that seeks to provide individuals with positive encouragement and insight from a distinctively Christian-based perspective. The hour-long program, which is distributed by USA Network, airs nightly and is also available on the Internet. In addition to issues of faith, the program covers social, financial, legal and Internet topics. Information is available online at www.iExaltRadio.com. Don Hawkins, the host, founded the radio program in 1990. This program provides multiple opportunities to promote other iExalt products and services, as well as providing another medium for Christian advertisers.

         iSERMONS.COM

         Introduced to the market during April, 2001 www.iSermons.com provides electronically searchable database content that contains thousands of sermons, quotes, and outlines that speakers and pastors can use to enrich their presentations for a subscription fee.

         THEPARENTLINK.COM

         Introduced to the market during April, 2001 www.theParentLink.com provides a cutting-edge information-packed, online monthly newsletter for local youth programs called the ParentLink. The subscription based applications allows an electronic or hard copy mail out to parents of church youth groups from the Youth ministry keeping all informed of current information and issues related to youth.

PRODUCTS AND SERVICES - PRINT PUBLICATIONS

         CHRISTIAN HAPPENINGS

         Christian Happenings, in business since 1983, publishes a bi-monthly periodical promoting Christian events that is circulated in 18 regions east of the Mississippi River and in Texas and Oklahoma to over 360,000 readers, representing an increase of five regions and 110,000 readers since its acquisition. We intend to continue the expansion of its circulation into additional regions west of the Mississippi. Christian Happenings also provides ticketing services to numerous events each year. We expect to expand the ticketing services of Christian Happenings and to use the talent and information collected from the publishing enterprise to populate www.ChristianHappenings.com.

          The Christian community has historically been an event-oriented culture. Recognizing this inclination, we have developed a nationwide calendar of Christian events at www.ChristianHappenings.com. The calendar currently has over 7,500 events listed across the nation targeted to Christians of all ages and denominations. This product allows Internet users to quickly determine what events are available in their community. It will allow artists, speakers, and churches the potential to promote events to their community at very little cost.

         CHRISTIAN TIMES

         Christian Times is a leading newspaper in the Christian Newspaper Association. Christian Times is published in eight regional editions in California with a monthly circulation of approximately 180,000 copies. Distributed through churches and individual subscriptions, the newspaper reports on current events from a Christian perspective, focusing on traditional family values and church trends. Its website address is www.ChristianTimes.com. In addition to providing another cost-free avenue for advertising the entire line of iExalt products and services, Christian Times provides a valuable source of content for our online event resources. In October 2000, we made two additions to the operations of Christian Times by acquiring Northwest Christian Journal, a newspaper in the Seattle area with a monthly circulation of 20,000 copies, and by acquiring Christian Blue Pages, a Christian yellow pages directory produced in four editions in southern California. We plan to develop a nationwide chain of regional Christian newspapers that will further enhance our content and drive traffic to our web sites.

PRODUCTS AND SERVICES - HEALTHCARE SERVICES

         PREMIERCARE

         PremierCare is a healthcare management company focusing on the mental health needs of senior citizens. Formed in 1996 to meet the needs of senior adults struggling with mental health issues, the company provides healthcare management services to hospitals nationwide, currently managing geriatric programs in several states. PremierCare provides turnkey management, including administrators, nurses, counselors, other therapy personnel and physicians. It is a leading provider of partial hospitalization programs for geriatric psychiatric counseling in the U.S. In September 2000, through our acquisition of a seven percent interest in the Sonora Behavioral Health Hospital, we have added another opportunity to expand our counseling activities.

         RAPHA

         In October 2000, we expanded our healthcare services into Christian inpatient mental health management with the acquisition of Rapha from PsyCare America, LLC. When it was an independent company, Rapha Treatment Centers generated management fee revenues in excess of $30 million in 1993. With a renewed focus on the program we believe significant growth opportunities exist though it is not possible to determine the amount of revenues or profitability.

SALES AND MARKETING

         We have begun to deploy a multi-faceted marketing approach intended to leverage the cross-marketing potential of our products and services. For example, Christian Happenings magazine is used to market the filtered ISP offered through CleanWeb and Electronic Publishing products as well as to promote iEvents. No single client exceeds five percent of our annual revenue.

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

COMPETITION

         Management believes iExalt is unique in the breadth of offerings it has to reach the Christian community and serve its needs. We face competitors in all areas, but no competitors that have our reach across different media. Our printed publications have a combined circulation of nearly 700,000; our radio audience is about 3 million listeners monthly; our electronic publication products have 200,000 users monthly, and our Internet sites are approaching 4 million page views monthly. We expect continued and sustained growth in each area of business. We believe that this will give us a distinct competitive advantage over time.

         Our competition will fall into two broad analytical categories. First, we will experience competition from large well-financed Internet and technology companies seeking to dominate various Internet markets. Second, we will face direct competition from competitors attempting to attract similar target markets.

         The number of users of major Internet providers such as America OnLine, MSN and others has grown dramatically in recent years. In addition, electronic commerce and Internet services markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. We will be competing with a variety of other companies in the service and technology areas that are currently being pursued. CleanWeb working with 711.NET will face competition from existing filtered Internet companies such as Integrity OnLine, and we expect other major companies to begin expanding filtering options.

         In other sectors of operations, we face significant competition in the marketplace as well. Several nonprofit companies have initiated Internet portals aimed at serving the Christian community such as Christianity.com. In addition, CrossWalk.com, Inc. has established itself as a public company and early leader in providing information and business services to this target market. We may also face competition from other well-financed Internet start-up companies targeting the same target market. With the rationalization of Internet companies, we have seen at least one significant portal competitor, iBelieve.com, discontinue its operations.

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

         ChristianSpeakers.com has experienced rapid growth in the number of contracts for speaking engagements since early 2001 and is currently the largest Christian Bureau contracting speaking engagements for over 100 speakers. ChristianSpeakers competes for the most well known speakers (including Christian athletes, business representatives, entertainers and other inspirational speakers), exclusive contracts and client base with other speaker bureaus.

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

         The Internet is a rapidly developing communication medium that presents competitive challenges from the introduction of new technologies, new software capabilities, new marketing strategies and new business models. Because we provide Internet access and Web hosting services, we will face competitive challenges from each new emerging technology.

         The print segment of iExalt faces competition from other Christian newspapers and magazines around the country. Christian Times was recently recognized as the largest ad supported Christian print publication. Christian Times competes with Decision magazine (Billy Graham Evangelical Association), which is the largest Christian publication of any kind. Both Christian Times and Christian Happenings compete for advertisement revenues, which could be adversely impacted by competition from existing newspapers and magazines and any new entrants to the market.

         In the healthcare segment there is significant competition. The partial hospitalization and out-patient mental care industry is a highly competitive industry. We expect that this industry will become even more competitive in the future given the continuing health care cost containment pressures. We compete with numerous other companies providing similar psychiatric service alternatives. We currently operate in several states, and each community in which we operate provides a unique market. In markets where we have competition, our competitors include other companies that provide out-patient psychiatric services and private psychiatric and psychological counselors.

         We expect increased competition from new market entrants as out-patient psychiatric services for seniors receives increased attention and the number of states which include out-patient psychiatric services for seniors in their Medicaid waiver programs increases. These new market entrants will include publicly and privately held companies, including not for profit corporations. Some present and potential competitors are significant in size and have, or may obtain, great financial resources. Consequently, we cannot guarantee that this business will not encounter increased competition in the future which could limit the ability to attract clients or expand the business.

PERSONNEL

         As of August 31, 2001, iExalt had 134 persons (of whom 100 were full-time employees) working in various phases of the business. No employees or contractors are covered by a collective bargaining agreement. Management considers relations with its employees and contractors to be satisfactory.

         We plan to continue to expand our operations and expect that significant expansion of the operations will be required in order to address potential market opportunities. This rapid growth is expected to place a continued strain on management, operational resources, and financial assets. All new employees will need to be integrated into the team. Our current personnel, systems, procedures and controls may not be adequate to support future operations and management may not be able to identify, hire, train, retain, motivate and manage required personnel or management may not be able to manage, integrate and exploit existing and potential market opportunities successfully.

         Our business is labor intensive. There is significant competition for employees with the skills required to perform the services that we offer. Qualified project managers and senior technical staff are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or may not be successful in retaining, training and motivating employees, and any inability to do so could impair the ability to adequately manage and complete existing projects and to bid for or obtain new projects. If our employees are unable to achieve expected performance levels, our business could be adversely affected.

         Our success will be significantly impacted by our ability to attract and maintain key personnel. In particular, our success depends on the continued efforts of our senior management team. The loss of the services of any executive officers or other key employees could have an adverse effect on our business. If we are unable to manage growth effectively, our business could be materially affected.

         In the Healthcare Services segment, competition with other providers of both short-term and long-term psychiatric care with respect to attracting and retaining qualified personnel is an issue. A shortage of qualified personnel typically requires enhanced wage and benefits costs in order to compete. Increases in labor related costs are not necessarily offset with corresponding or matching increases in revenues.

INTELLECTUAL PROPERTY

         Our success is dependent, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, non-disclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We acquired proprietary rights to URL's such as iExalt.com, christianspeakers.com, listenfirst.com, christianartists.com, etc. and will seek to protect our brand in the marketplace. In addition, we have rights to the source code to netFilter software acquired from netFilter Technologies. We have entered into confidentiality agreements with our employees and contractors, and generally require that consultants and clients enter into such agreements, and limit access to and distribution of proprietary information. Despite these efforts to protect such proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that is proprietary. We may not be able to secure significant protection for service marks or trademarks. It is possible that competitors will adopt product or service names similar to ours, possibly leading to customer confusion. Policing unauthorized use of our proprietary information is difficult, and litigation may be necessary to enforce or protect such intellectual property rights or to defend against claims of infringement or invalidity. The steps in this regard may not be adequate to deter misappropriation of proprietary information or we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

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

         Healthcare Services are subject to significant government regulation. PremierCare provides contract management services; we are not a provider of care. We do not have a provider number for any healthcare service, nor are we required to have a provider number. However, hospitals that offer programs managed by us recover all of the program costs through direct payments received from Medicare and related co-payments. There are continuing efforts by governmental and private third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Our revenues and profitability could be affected if these efforts are successful. Also, there has been, and our management expects that there will continue to be, a number of proposals attempting to reduce the federal and some state budget deficits by limiting reimbursement in general. Adoption of any of these proposals at either the federal or the state level could have a material adverse effect on business, financial condition, results of operations and prospects.

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

         On April 7, 2000, the Health Care Financing Administration issued the final rule related to Medicare program prospective payment systems for hospital outpatient services. Under the final rule, which became effective August 1, 2000, hospital outpatient reimbursement transitioned from a cost-based reimbursement system to an ambulatory payment classification (fee schedule) system. Under this system, services related to the partial hospitalization will be reimbursed at approximately $202 per patient day. These changes could change the way hospitals contract for their services with PremierCare.

         The hospitals offering programs that we manage are subject to federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the known filing of a false claim or the known use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

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

         The development and operation of outpatient and partial hospitalization psychiatric programs are subject to federal laws, and state and local licensure, certification and inspection laws that regulate among other matters:

         -      the number of licensed facilities
         -      the provision of services
         - staffing, including professional licensing and criminal background checks
         -      operating policies and procedures
         -      environmental matters
         -      physical design and compliance with building and safety codes
         -      confidentiality of medical information
         -      safe working conditions
         -      family leave, and
         -      disposal of medical waste.

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

         Health care and related services is an area of extensive and dynamic regulatory change. Changes in the law, new interpretations of existing laws, or changes in payment methodology, which may be applied retroactively, may have a dramatic effect on:

         -      the definition of permissible or impermissible activities
         -      the relative costs associated with doing business, and
         - the amount of reimbursement by both government and other third-party payors.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

         We own no real property and currently rent office space under leases of various terms in the following metropolitan areas: Houston TX, Austin TX, Columbus OH, Nashville TN, Lubbock TX, and San Diego CA. We use central offices in Houston for executive, marketing, administrative, finance and management personnel. Other locations are the offices for our various subsidiaries. In addition, our ISP operations are co-located at a secure location of Level 3 Communications, Inc., in Houston TX, providing both a high degree of redundancy and security as well as improved access speeds by sitting directly on a backbone of the Internet.

ITEM 3.    LEGAL PROCEEDINGS

         Disclosed within the Company's 10-KSB annual report as of August, 31, 2000, the Company had received written demand from three shareholders who had purchased shares of common stock and claimed the right to additional shares based on claimed anti-dilution provisions associated with their investment. The Company has held several discussions with the shareholders and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, management has estimated that a contingent liability exists as of the year ended August 31, 2001 and accrued $200,000 as a potential liability for this demand.

         The Company received notice of a lawsuit from an individual suggesting the Company is obligated to pay the remaining balance of $25,500 related to a purchase and sale agreement whereby the Company purchased filtered software rights and the seller agreed to non-compete terms. The Company subsequently sold the filtered software rights in September 2000 to a buyer that assumed the obligation and remitted payments to the individual until June 2001. The Company has no obligation based on the assignment and as such has reflected no related contingent liability as of August 31, 2001.

         In the future we may be party to litigation arising from the ordinary course of our business. Our insurance coverage may not be adequate to cover all liabilities arising out of any such claims that may be initiated in the future. A lack of sufficient insurance coverage may have an adverse effect on our business, financial condition, and operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders held August 27, 2001, the following directors were elected for terms expiring at the next annual meeting.

        NAME                         VOTES FOR            VOTES AGAINST           VOTES WITHHELD
        ----                         ---------            -------------           --------------
   Donald W. Sapaugh                47,619,303                 20,738                 257,137
   Hunter M. A. Carr                47,472,431                167,610                 257,137
   Victoria R. A. Carr              47,445,572                194,469                 257,137
   Morris H. Chapman                47,619,431                 20,610                 257,137

         In addition, the appointment of Harper & Pearson Company was ratified by the shareholders as independent auditors for the Company for the year ended August 31, 2001 by a percentage of 99%.

                                    PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to September 1, 1999, there was no trading market for our common stock; however, our common shares were eligible for quotation on the OTC Electronic Bulletin Board under the symbol "SUNX." On September 13, 1999, we changed the symbol of our common stock to "IXLT" and began trading on the OTC Bulletin Board. The nature of the market for common stocks on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the common stock for the periods indicated as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                  FISCAL 2001                                   HIGH            LOW
                  -----------                                   ----            ---
                  First Quarter                                 $  1.31         $ 0.22
                  Second Quarter                                $  0.45         $ 0.13
                  Third Quarter                                 $  0.30         $ 0.09
                  Fourth Quarter                                $  0.24         $ 0.09

                  FISCAL 2000                                   HIGH            LOW
                  -----------                                   ----            ---
                  First Quarter                                 $  6.88         $ 2.00
                  Second Quarter                                $  7.00         $ 3.00
                  Third Quarter                                 $ 18.06         $ 1.13
                  Fourth Quarter                                $  2.38         $ 1.13

         It is our current policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds available. iExalt does not anticipate paying any cash dividends in the foreseeable future however there are no restrictions in place that would limit or restrict the ability of the Company to pay dividends.

SALES OF UNREGISTERED SECURITIES

         During the three months ended August 31, 2001, we issued unregistered shares of our common stock in the following transactions that we have not previously disclosed in our last three Quarterly Reports on Form 10-QSB:

         On June 13, 2001, the Company provided 46,500 shares of its common stock to Steve Tuggle as partial compensation for services related to the preparation of the company's federal income tax filing for the fiscal year 2000.

         On June 25, 2001, the company provided a total of 1,082,436 shares of its common stock that was distributed to seven employees as compensation for services related to performance and employment agreements.

         On June 29, 2001, the assets used in the publishing of a monthly Christian newspaper in the Colorado area were purchased from Beard Communications, Inc. for 50,000 shares of the Company's common stock.

         On July 3, 2001, the Company issued 1,500,000 of the Company's restricted common shares that were paid to the holder of a $150,000 debenture executed on June 5, 2001.

         On July 12, 2001, the company provided a total of 900,000 shares of its common stock for a settlement related to former owners of PremierCare, LLC (an acquisition of the Company that closed during July, 2000) which resolved all outstanding issues relating to the registration and delivery of registered common stock and or the payment of any cash.

         On July 16, 2001, the Company issued 578,013 of the Company's restricted common shares that were paid to the holder of a $100,000 debenture executed on June 5, 2001. The shares represented payment of the conversion of $25,000 of the principal along with related interest and placement fee.

         On August 22, 2001, the Company provided 6,000,728 restricted shares of common stock to Woodcrest Capital in repayment of the advances totaling $500,000 with interest.

         On August 30, 2001, the Company provided a total of 525,000 restricted shares of common stock to certain Directors of the Company with each Director in receipt of 75,000 shares.

         On August 30, 2001, the Company issued 3,749,999 of the Company's restricted common shares that were paid to the holder of a $250,000 debenture executed during September 2000. The shares represented payment of the conversion of principal along with related interest.

         On August 30, 2001, the Company issued 5,319,444 of the Company's restricted common shares that were paid to the holder of a $250,000 debenture executed during September 2000. The shares represented payment of the conversion of principal along with related interest.

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

         During the three months ended August 31, 2001, we granted options and warrants as described below for which shares have not been registered and which we have not previously disclosed in our last three Quarterly Reports on Form 10-QSB:

               On August 14, 2001, the Company issued as consideration related to a placement fee for the $140,000 debenture, a five-year warrant to purchase 420,000 shares at an exercise price of $0.07.

               Within the year ended August 31, 2001, the Company issued three-year warrants to purchase 800,000 shares of the Company's common stock for those directors that served to guarantee amounts on behalf of the Company at an exercise price of $0.20.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read together with our consolidated financial statements and accompanying notes to the consolidated financial statements which are included within ITEM 7 of this Form 10-KSB. The discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

         General

         For a discussion of the history and development of iExalt, Inc., see the "General" discussion above within ITEM 1 of this Form 10-KSB.

         iExalt has a limited operating history upon which an evaluation of business results can be based. The company is involved in a dynamic and rapidly developing technology environment and is attempting to incorporate the tremendous power of the internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. Partnered with its technology efforts, iExalt is also providing products and services through print media and healthcare services. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred net losses since its inception and expects to continue to operate at a loss until its companies generate sufficient revenues in excess of expenditures. As of August 31, 2001, iExalt has experienced a cumulative deficit of $17,150,790 comprised of both cash and non-cash components. Although management's plans may not be successful, it has been determined that the Company will emphasize the monetary goal, and to that end, will execute plans that may increase revenues while simultaneously seeking acquisitions that may add immediate positive value to earnings.

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

         Net loss for the year ended August 31, 2001 totaled $9,075,508 compared to a net loss of $7,739,419 for the year ended August 31, 2000. However, this loss includes significant non-cash expenses totaling $5,682,363 related to impairment of assets, disposal of certain businesses, depreciation, amortization, common stock shares issued for services, and stock options and warrants that were issued. Excluding these non-cash expenses, the loss for the year ended August 31, 2001 was $3,393,145.

Revenues

         Internet & Technology Applications generate revenues from product sales, speaker fees, artist's fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues are earned from hospitals for providing services in accordance with our contracts. Total revenues were $10,018,127 for the year ended August 31, 2001 that is a 134% increase over revenues of $4,276,883 for the year ended August 31, 2000. Increases to revenue are primarily attributable to sales recognized from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. Revenues by segment for the two periods are as follows.

                                                                    Year Ended August 31,
                                                     ----------------------------------------------------
                                                              2001                       2000
                                                     ------------------------     -----------------------
      REVENUES                                          AMOUNT      PERCENT          AMOUNT     PERCENT
                                                        ------      -------          ------     -------
      Internet and Technology Applications        $    4,362,157         44%   $     2,556,492       60%
      Print Publications                               2,148,665         21%         1,094,891       25%
      Healthcare Services                              3,507,305         35%           625,500       15%
                                                     ------------------------     -----------------------
      Total                                       $   10,018,127        100%   $     4,276,883      100%
                                                     ========================     =======================

         Cost of Sales and Services

         Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers and artists, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services is primarily direct personnel costs. Increases to costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program. The Cost of Sales and Services was $6,768,733 for the year ended August 31, 2001 compared with $3,329,654 for the year ended August 31, 2000. Cost of Sales and Services by segment for the two periods is shown below.

                                                                   Year Ended August 31,
                                                     ---------------------------------------------------
                                                            2001                         2000
                                                     ------------------------     -----------------------
      COST OF SALES AND SERVICES                       AMOUNT      PERCENT          AMOUNT     PERCENT
                                                       ------      -------          ------     -------
      Internet and Technology Applications        $    3,142,007        46%  $    2,164,047         65%
      Print Publications                               1,463,304        22%         788,492         24%
      Healthcare Services                              2,163,422        32%         377,115         11%
                                                     ------------------------     -----------------------
      Total                                       $    6,768,733       100%  $    3,329,654        100%
                                                     =======================      =======================

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

         Selling, General and Administrative costs were $5,798,582 for the year ended August 31, 2001 compared with $3,467,340 for the year ended August 31, 2000. Included in the year ended August 31, 2001 are significant non-cash expenses totaling $2,583,987 related to stock options and warrants that were issued, common stock shares issued for services provided, common stock issued to settle interest payments, and stock issued related to disposition of assets. Excluding these non-cash expenses, the total Selling, General and Administrative costs were $3,214,595 for the year ended August 31, 2001. Increases to Selling, General and Administrative costs are primarily attributable to expenditures incurred from the businesses and the business assets that have been purchased through the company's aggressive acquisition program along with the costs of implementing the company's growth strategy. Selling, General and Administrative costs by segment for the two periods are shown below.

                                                                   Year Ended August 31,
                                                     ---------------------------------------------------
                                                            2001                         2000
                                                     ------------------------     ----------------------
      SELLING, GENERAL, AND ADMINISTRATIVE             AMOUNT      PERCENT          AMOUNT     PERCENT
                                                       ------      -------          ------     -------
      Internet and Technology Applications        $    1,358,202        23%  $      997,487         29%
      Print Publications                                 317,532         6%         148,094          4%
      Healthcare Services                                327,708         6%         339,276         10%
      Corporate Overhead                               3,795,140        65%       1,982,483         57%
                                                     ------------------------     ----------------------
      Total                                       $    5,798,582       100%  $    3,467,340        100%
                                                     ========================     ======================

         Payroll

         Payroll costs were $3,018,605 for the year ended August 31, 2001 compared with $1,489,366 for the year ended August 31, 2000. Increases to costs related to payroll are primarily attributable to the additional personnel added to manage, operate, and administer the efforts of the rapidly growing and dynamic business.

                                                                   Year Ended August 31,
                                                     ---------------------------------------------------
                                                            2001                         2000
                                                     ------------------------     ----------------------
      PAYROLL                                          AMOUNT      PERCENT          AMOUNT     PERCENT
                                                       ------      -------          ------     -------
      Internet and Technology Applications        $    1,293,974        43%  $      835,076         56%
      Print Publications                                 392,274        13%         214,308         14%
      Healthcare Services                                688,080        23%          90,293          6%
      Corporate Overhead                                 644,277        21%         349,689         24%
                                                     ------------------------     ----------------------
      Total                                       $    3,018,605       100%  $    1,489,366        100%
                                                     ========================     ======================

Liquidity and Capital Resources

         As of August 31, 2001, iExalt had $1,449,338 in current assets, $4,575,753 in current liabilities and a retained deficit of $17,150,790. We had a net loss of $9,075,508 for the year ended August 31, 2001. Net cash used by operating activities for the period was $3,021,770.

         In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line was guaranteed by a shareholder without the Company's authority, and matured in late December 2000. The bank has provided forbearance and the Company continues to service the debt with monthly interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. The shareholder/guarantor of the line did not renew the guarantee.

         In July 2000, iExalt borrowed $550,000 from a bank under a term loan that was due on June 30, 2001. A shareholder guaranteed the term loan. The bank has provided forbearance and the Company continues to service the debt with interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. In October 2000, the shareholder/guarantor of the debt indicated that the guarantee would not be renewed.

         During August 2000, U.S. Sporting Interests, LLC and a shareholder loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made. The Company is attempting to resolve this demand for payment in conjunction with the $350,000 NetXpress note.

         During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.

         In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company. Under the terms of this note, the balance becomes payable on demand when the net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made. At August 31, 2001, the net assets of iExalt, Inc. (Texas) had not exceeded $5,000,000; therefore, management does not believe there has been cause for demand for payment. Management is in discussion with the shareholder to resolve this issue.

         On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, provide a bridge loan of $180,000, convert no more than 4,950,000 shares if the bridge loan were fully paid, adjust the conversion price per share to $0.07 or fifty percent of the market price at the exercise date, and adjust the exercise price of outstanding warrants to $0.21. The Company provided 9,069,443 restricted shares of common stock to the debenture holders in repayment of the debentures. The Company is working with the holders of the bridge loan to determine the form of repayment since the $180,000 amount is in default for lack of payment.

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

            On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company agreed to provide twelve monthly payments of $16,164.39 each with the first installment being due on August 15, 2001 for repayment of the debenture including 14% interest per annum, change the debenture conversion provision to $0.11 per share, and change the exercise price related to the warrants for the purchase of up to 1,000,000 shares to $0.11 per share.

           On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital II Limited Partnership. The initial funding to be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to the following loan conditions: (a) the Company is not in default under the Note, nor any of the Loan Documents (b) The Company is in full compliance with all applicable and materially mandated SEC filings, rules, and regulations (c) the Company is cash flow positive, as determined by the Lender (d) the Company is earnings positive, as determined by the Lender (e) Lender determines, in Lender's sole discretion, that the Company is still an acceptable credit risk and (f) Lender determines, in Lender's sole discretion, that the Company is not a going concern risk. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the initial $1,000,000 of funding. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000 the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned. The Company did not register the underlying stock and warrants as identified in the Loan Agreement within the timeframe required and as a result agreed to formally adjust the exercise price related to the warrants to be a maximum of $0.07 per share. As of May 31, 2001 the Company had received $500,000 in cash advances from Woodcrest Capital II Limited Partnership. The remaining investment related to the initial loan has not been forwarded and the Company continues to work with Woodcrest to obtain the agreed funding balance of the initial $1,000,000. The Company provided 6,000,728 restricted shares of common stock to Woodcrest in repayment of the advances totaling $500,000 with interest.

         On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 22,500 of the company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $0.08, allows for a placement fee of 100,000 of the Company's restricted common shares if funds are delivered prior to June 30, 2001, and matures on December 31, 2001. The conversion was exercised related to the $25,000 and a total of 320,513 of the Company's restricted common shares were paid to the debenture holder along with 257,500 of common shares related to the placement fee and interest.

         On June 5, 2001, the Company agreed to issue $150,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 33,750 of the Company's restricted common shares, provides for conversion of $150,000 of the principal for common shares with a conversion price of $0.08 with a maximum total shares issued in full satisfaction of the debenture being 1,500,000, and matures on December 31, 2001. The conversion was exercised and a total of 1,500,000 of the Company's restricted common shares were paid to the debenture holder.

         On August 14, 2001, the Company agreed to a $140,000 capital investment by Cresson Productions, Inc. Any loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 420,000 shares at an exercise price of $0.07 related to transactions placement fee. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. As of August 31, 2001, the Company had received $100,000 in cash advances from Cresson Productions.

         Cash received from the sale of the PremierCare subsidiary assets will be used to finance operations, repay certain debt and continue to grow through merger and acquisition opportunities.

         Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Working capital is critical to our on-going business and from inception has been provided primarily through external investment instead of cash flow from the various businesses. Since inception, we have experienced negative cash flow from operations and expect this to continue until significant increases to revenue from operations or additional profitable acquisitions along with further cost reductions are realized. The Company is currently dependent upon financing from external sources to remain in business and is anticipated to remain dependent for the next year. The Company is anticipating that reliance on other sources for working capital should be diminished in the future. Nonetheless, it is not expected that the internal source of liquidity will improve until operating activities provide significant net cash, and until such time, we will need to rely upon external sources for liquidity.

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

FORWARD LOOKING INFORMATION

          This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they may prove to be incorrect.

         We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 7.    FINANCIAL STATEMENTS

         Management of iExalt, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

         The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of iExalt, Inc., as they deem appropriate. The independent accountants have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of iExalt, Inc.


We have audited the accompanying consolidated balance sheet of iExalt, Inc. and Subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended August 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iExalt, Inc. and Subsidiaries at August 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended August 31, 2000 and 2000, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements and more fully discussed in Note A to the financial statements, the Company's recurring losses from operations, negative working capital, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing or capital or dramatically reduce operating expenses in order to continue as a going concern. As of November 27, 2001, the date of this report, the Company's sources of an adequate supply of financing or capital are severely limited. The Company has received demand for payment on notes payable and bank lines of credit in the amount of $1,425,000 for which the Company does not have the resources to pay. In order to remain in business during fiscal 2001 and the first quarter of fiscal 2002, the Company has relied upon additional debt and equity financing in addition to trade creditor support. The Company expects to continue to suffer losses and negative cash flow from operations for perhaps all of the year ended August 31, 2002. If the financing transaction described in Note N is not consummated, or projected revenues do not meet management's expectations, or costs exceed projections, the Company will be required to obtain substantial additional financing or capital in order to continue as a going concern. If the Company is unable to continue as a going concern and remain in business, assets which consist primarily of goodwill and other intangible assets now reflected on the accompanying consolidated balance sheet, would be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its debt and credit obligations as they become due. Although impairment charges of $2,443,445 and $3,451,407 for the years ended August 31, 2001 and 2000 have been recognized in the accompanying statements of operations, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to remain in business and continue as a going concern.

/s/  HARPER & PEARSON COMPANY
     Harper & Pearson Company

Houston, Texas
November 27, 2001
                          iEXALT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            August 31,
                                                                                  --------------------------------
                                                                                      2001              2000
                                                                                  --------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $       80,466    $      278,164
    Accounts receivable, trade, net of allowance for doubtful accounts                 762,201           661,680
    Accounts receivable, other and notes receivable, net of allowance for              189,177             3,500
    doubtful accounts
    Accounts receivable, affiliate                                                      22,874            86,384
    Inventory, prepaid expenses and other current assets                               394,620           265,758
                                                                                  --------------    --------------
    TOTAL CURRENT ASSETS                                                             1,449,338         1,295,486

PROPERTY AND EQUIPMENT, net                                                            568,029           717,025

OTHER ASSETS
    Goodwill and other intangible assets, net                                        4,271,540         2,462,244
    Other assets, net                                                                  166,361           272,853
                                                                                  --------------    --------------
                                                                                $    6,455,268    $    4,747,608
                                                                                  ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                                       $      758,744    $      241,678
    Notes payable to shareholders                                                      545,000           557,000
    Current maturities of long-term debt                                               630,941           613,037
    Current maturities of obligations under capital lease                                7,969             8,235
    Accounts payable, trade                                                          1,399,047           622,007
    Accounts payable, affiliate                                                         54,429            20,633
    Deferred revenue                                                                   489,742           323,035
    Other accrued liabilities                                                          689,881           509,326
                                                                                  --------------    --------------
    TOTAL CURRENT LIABILITIES                                                        4,575,753         2,894,951
                                                                                  --------------    --------------

LONG-TERM DEBT                                                                          60,953            90,050
                                                                                  --------------    --------------
OBLIGATIONS UNDER CAPITAL LEASE                                                          1,411             8,024
                                                                                  --------------    --------------
SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
    issued and outstanding                                                                   -                 -
    Common stock, $.001 par value, 100,000,000 shares authorized, 67,317,077 and
    28,646,876 shares, issued and outstanding, respectively                             67,317            28,647
    Paid-in capital                                                                 19,424,686         9,810,457
    Deferred Compensation                                                             (524,062)                -
    Receivable from shareholder                                                              -            (9,239)
    Retained deficit                                                               (17,150,790)       (8,075,282)
                                                                                  --------------    --------------
    TOTAL SHAREHOLDERS' EQUITY                                                       1,817,151         1,754,583
                                                                                  --------------    --------------
                                                                                $    6,455,268    $    4,747,608
                                                                                  ==============    ==============

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended August 31,
                                                                            -------------------------------------------
                                                                                  2001                    2000
                                                                            --------------------    -------------------
REVENUES                                                                         $ 10,018,127            $ 4,276,883
COST OF SALES AND SERVICES                                                          6,768,733              3,329,654
                                                                            --------------------    -------------------
GROSS PROFIT                                                                        3,249,394                947,229

SELLING, GENERAL, AND ADMINISTRATIVE                                                5,798,582              3,467,340
PAYROLL COSTS                                                                       3,018,605              1,489,366
DEPRECIATION AND AMORTIZATION                                                         471,540                201,907
LOSS/(GAIN) ON DISPOSAL OF ASSETS                                                     183,382                      -
IMPAIRMENT OF LONG LIVED ASSETS                                                     2,443,445              3,451,407
                                                                            --------------------    -------------------

LOSS FROM OPERATIONS                                                                (8,666,160)            (7,662,791)

OTHER INCOME (EXPENSES)
           Interest income                                                            144,367                 34,399
           Interest expense                                                          (553,715)              (111,027)
                                                                            --------------------    -------------------

LOSS BEFORE INCOME TAXES                                                           (9,075,508)            (7,739,419)
INCOME TAXES                                                                                -                      -
                                                                            --------------------    -------------------

NET LOSS                                                                          $(9,075,508)           $(7,739,419)
                                                                            ====================    ===================

NET LOSS PER SHARE                                                               $      (0.23)           $     (0.31)
                                                                            ====================    ===================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                     39,034,613             25,138,146
                                                                            ====================    ===================








         The accompanying notes to consolidated financial statements are an integral part of this statement.

                                           iEXALT, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Common
                                     Stock                                         Receivable                     Total
                           ---------------------------  Paid-In       Deferred        from       Retained     Shareholders
                                Shares      Amount      Capital     Compensation  Shareholder     Deficit        Equity
                           --------------------------------------------------------------------------------------------------
BALANCE August 31, 1999         18,423,666   $ 18,424     $ 364,802     $      -    $(11,250)    $ (335,863)     $  36,113
Reverse merger                   2,480,500      2,481       (15,344)           -           -              -        (12,863)
Issuance of stock for
acquisitions                     4,952,890      4,953     4,860,068            -           -              -      4,865,021
Issuance of stock for cash       1,902,042      1,902     3,358,318            -      (9,239)             -      3,350,981
Issuance of stock for
services                           287,778        287       461,213            -           -              -        461,500
Issue stock
options/warrants                         -          -        92,000            -           -              -         92,000
Contribution of services                 -          -        90,000            -      11,250              -        101,250
Exercise of options                600,000        600       599,400            -           -              -        600,000
Net loss                                 -          -             -            -           -     (7,739,419)    (7,739,419)
                           --------------------------------------------------------------------------------------------------

BALANCE August 31, 2000         28,646,876   $ 28,647    $9,810,457     $      -    $ (9,239)   $(8,075,282)   $ 1,754,583

Issuance of stock for
acquisitions                     5,440,105      5,441     4,175,469            -           -              -      4,180,910
Issuance of stock for
dispositions                       275,000        275       188,912            -           -              -        189,187
Issuance of stock for cash       2,700,419      2,700       732,299            -           -              -        734,999
Issuance of stock for
services                         8,137,983      8,137     1,528,709     (585,000)          -              -        951,846
Amortization of deferred
compensation                             -          -             -       60,938           -              -         60,938
Issuance of stock for
loans,
settlements, & debenture
conversions                     21,516,694     21,517     1,807,390            -       9,239              -      1,838,146
Exercise of options                600,000        600        11,400            -           -              -         12,000
Issue stock
options/warrants                         -          -     1,170,050            -           -              -      1,170,050
Net loss                                 -          -             -            -           -     (9,075,508)    (9,075,508)
                           --------------------------------------------------------------------------------------------------

BALANCE August 31, 2001         67,317,077   $ 67,317   $19,424,686   $ (524,062)     $    -   $(17,150,790)   $ 1,817,151
                           ==================================================================================================







          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended August 31,
                                                                            ------------------------------------
                                                                                  2001               2000
                                                                            ------------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                             $ (9,075,508)       $ (7,739,419)
       Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                             471,540             201,907
       Loss on disposition of assets                                             183,392                   -
       Stock issued related to disposition of assets                             104,828                   -
       Impairment of long lived assets                                         2,443,445           3,451,407
       Non-cash expense of issuing stock options/warrants                      1,170,050              92,000
       Compensation and other expense for common shares issued for               872,809             452,501
       services
       Common stock issued to settle interest expense                            436,300                   -
       Compensation expense for contributed services                                   -             101,250
       Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                    (135,850)            105,020
         Inventory, prepaid expenses and other current assets                     20,449             (20,690)
         Other assets                                                           (183,355)           (658,538)
         Accounts payable                                                        549,381             366,258
         Deferred revenue                                                        116,103             112,310
         Other accrued expenses                                                    4,646             187,961
                                                                            ------------------  ----------------

       Net cash used in operating activities                                  (3,021,770)         (3,348,033)
                                                                            ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash from acquisitions                                                157,869            (759,352)
       Purchases/dispositions of property and equipment                            5,364            (543,549)
                                                                            ------------------  ----------------

       Net cash used in investing activities                                     163,233          (1,302,901)
                                                                            ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                    734,999           3,350,981
       Proceeds from exercise of options                                          12,000             600,000
       Payment on borrowings from shareholders                                   (12,000)                  -
       Proceeds from issuance of debt                                          1,895,064           1,240,200
       Payments of capital lease obligations                                      (6,879)                  -
       Proceeds from other notes payable                                         176,130                   -
       Repayments of debt                                                       (138,475)           (613,395)
                                                                            ------------------  ----------------

       Net cash provided by financing activities                               2,660,839           4,577,786
                                                                            ------------------  ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (197,698)            (73,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   278,164             351,312
                                                                            ------------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     80,466        $    278,164
                                                                            ==================  ================


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                         iEXALT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION - iExalt, Inc., ("iExalt" or "Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations.

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

               iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, produces the Life Perspectives radio program five nights per week and is affiliated with a youth-oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speaker's bureaus dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides through the Internet a cutting-edge, information-packed, online monthly newsletter for local youth programs. iExalt provides psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. iExalt also operates a Christian inpatient mental health management company.

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

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               FINANCIAL INSTRUMENTS - FAIR VALUE - The carrying values of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values because of short lives and the use of market interest rates.

               CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable primarily arise from sales to customers and generally do not require collateral. The Company periodically evaluates its credit exposure with its customers. Included in accounts receivable, other and other assets at August 31, 2001 are receivables in the amount of $288,000 and $360,000, respectively due the Company from the purchaser of selected assets of CleanWeb, one of the Company's subsidiaries. In September 2001, the purchaser filed under the federal bankruptcy statutes to seek protection as it reorganizes and the Company fully reserved all of the note receivable. (The total impairment expense included in the August 31, 2001 financial statements for the 711.NET disposition was $1,340,312.) An additional $7,221 is included in the allowance for doubtful accounts at August 31, 2001. Included in accounts receivable as of August 31, 2000 is $326,338 due from one customer of PremierCare, a subsidiary of the Company. The Company fully reserved this receivable since the payment had been disputed for more than twelve months. Settlement was reached during July, 2001 and the Company established a note receivable of $150,000 to reflect expected cash collection.

               GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired and is being amortized using the straight-line method over 20 years. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions. Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from two to five years. Accumulated amortization at August 31, 2001 and 2000, respectively is $234,515 and $39,626. See New
               Accounting Pronouncements on page 32 for changes to this policy.

               STOCK BASED COMPENSATION - Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected the method that requires footnote disclosure of stock-based compensation. The Company accounts for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to or greater than the estimated fair value of the Company's stock on the date of grant, no compensation expense is recorded. Additionally, for stock-based compensation grants to consultants, the Company recognizes as compensation expense the estimated fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

               IMPAIRMENT OF LONG LIVED ASSETS - When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers the discounted net cash flows and estimated fair market value versus carrying value in determining any potential impairment. Management has determined that an impairment loss in the amount of $1,103,133 exists with respect to the discontinued activities of Global Christian Network ($1,075,258) and
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               Global Solutions ($27,875), two subsidiaries of the Company. Global Christian Network was purchased in March 2001. Global Solutions was purchased in November 1999.

               In September 2001 iExalt was notified that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed for protection from creditors to reorganize under the federal bankruptcy statutes. Even though definitive action may not be realized for some time management believes the Company should recognize an impairment to the assets of CleanWeb including the promissory note, common stock value of 711.NET, Inc. and the majority of the goodwill. Management anticipates the reclaiming of the CleanWeb customer base with a value of not less than $500,000. Included within the results of operations for the year ended August 31, 2001 is an impairment loss related to CleanWeb of $1,340,312.

               In September 2000, management made the decision to dispose of two acquisitions (First Choice and NetXpress) and terminate a funding arrangement with another potential acquisition (CCBID). The carrying values of goodwill and intangible assets of the related dispositions were not recovered. Therefore, an impairment loss of $3,451,407 was recognized during August 2000 on these assets.

               REVENUE RECOGNITION - The Company generally recognizes revenue on services as they are performed and on products when they are sold net of sales returns. Speaker revenues are recognized when the speech or event occurs. The Company grants refunds and returns on electronic publishing products if the software and publications sold are returned within thirty days. Revenue from ticket operations is recognized as tickets are sold. Although iExalt collects ticket receipts representing the full ticket price on behalf of its clients, the Company only records as revenue the convenience charges and handling fees included in the ticket price. Advertising revenue is recognized as the service is contracted.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC later delayed the required implementation date of SAB
               101. As a result, SAB 101 became effective for the Company in the fourth quarter of fiscal 2001. The Company believes the adoption of SAB 101 has not materially impacted the Company's revenue recognition methods.

               EARNINGS PER SHARE - The dilutive effects of stock options and warrants have not been included in the calculation of earnings per share as they are anti-dilutive; however, may become dilutive in the future.

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

               NEW ACCOUNTING PRONOUNCEMENTS - In July, 2001 the FASB issued statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Statement No, 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under Statement 142, goodwill will no longer be amortized over its estimated useful life, but instead be tested for impairment at least annually. The Company's plan for impairment testing is more fully discussed within the Impairment of Long Lived Assets section of this footnote. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of Statement No. 142. The Company plans to adopt Statement No. 142 effective September 1, 2001. Reduced amortization expense due to adopting this statement is anticipated to be $171,153 in fiscal 2002. At August 31, 2001, the Company had $4,271,540 in intangible goodwill that will no longer be amortized under this statement. However, at least annually the Company must test all intangible assets to determine the amount of impairment, if any. Consequently, large adjustments to intangibles may result from impairment testing as opposed to systematic recognition of intangibles over estimated lives as was previously required by GAAP.

               In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption is required for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect to experience any significant impact from adopting Statement No. 143.

               In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 broadens the presentation and qualification of disposals of assets that qualify for reporting as discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Early application is permitted and the Company will adopt Statement 144 effective September 1, 2001. Had the Company adopted Statement No. 144 effective September 1, 2000, the current year disposals of iExalt Family, NXP technologies, GCN, Solutions Global and the initial sale of Clean Web, $2,626,827 would have been reported as discontinued operations.

               CONDITIONS AFFECTING ONGOING OPERATIONS - The Company is currently dependent upon external debt and equity financing to continue its current level of operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for the Company's cash needs. As more fully discussed in Note N, the Company has entered into an agreement to sell the assets of subsidiaries PremierCare and Rapha in exchange for $1 million in cash as well as additional future payments contingent upon the future operating results of PremierCare and Rapha. Cash received from the sale of these assets will be used to finance operations, repay certain debt and continue to evaluate merger and acquisition opportunities. Management also believes that the sale will enable to the Company to focus management on its Christian based markets through its two remaining business segments.

               In the event the anticipated sale is not consummated and the cash price is not received, the Company will be required to obtain additional debt or equity financing to remain in business. New debt or equity capital may have provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company may not be able to continue its operations. If the Company is unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet.

               Management believes that net proceeds of future sales of assets, if any, anticipated securities offerings and revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations. However, the asset sales may not occur, the anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of the Company's
                            iEXALT, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               business plans or the Company's revenues may not be realized as projected. The Company's current working capital is not sufficient to cover cash requirements for the balance of the current fiscal year or allow the Company to remain in business. Consequently, the Company may not ever become profitable and could fail as a going concern. Accordingly, management believes that period-to-period comparisons of results of operations or anticipated future events should not be relied upon as an indication of future results of operations or future profitability and continuance as a going concern may not be achieved.

               Management continues to seek merger and acquisition opportunities for possible growth and profitability within its business planning activities and these possibilities along with other factors will impact future operations. However, possible merger and acquisition opportunities leading to enhanced cash flow and profitability cannot be assured.


NOTE B        ACQUISITIONS AND DISPOSITIONS

               During September 2000, the Company re-evaluated its business mix and projected cash flows and made decisions to dispose of First Choice and the Company's filtering software and related technology. First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October 2000 and issued 25,000 shares of the Company's common stock to an employee for past services rendered. The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, representing the total of existing liabilities related to the filtering technology at closing. The note receivable is secured by 150,000 shares of the Company's common stock. The note is to be repaid upon sale of the stock or six months, whichever occurs first. The Company is currently working to resolve the outstanding note receivable collection. The Company retained the right to use and market the filtering technology to the Christian market. The Company had also made the decision to cancel its acquisition efforts related to a start-up Internet Company. The Company had been funding the start-up under a management and funding agreement since April, 2000. Under the Termination Agreement, the Company issued 100,000 shares of the Company's common stock with piggyback registration rights, retained a 49% interest in the start-up and received a note receivable for the total funds advanced of $368,112. An impairment loss of the total of all funds advanced and the related acquisition costs incurred was recorded due to the low probability of collecting the note receivable or realizing future income from the equity interest. Related impairment costs recorded during fiscal year 2000 totaled $3,451,407.

               On September 29, 2000 the Company acquired a seven percent indirect interest in Sonora Behavioral Hospital, a 30-plus-bed psychiatric hospital in Arizona. The Company exchanged 150,000 shares of its common stock for the interest in Integral Behavioral Health Services, Inc., the 100% owner and operator of Sonora. This acquisition has been accounted for under the cost method of accounting.

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

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

               All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $2,236,680. On May 31, 2001, certain assets of CleanWeb, Inc. were sold and in August 2001, the purchaser defaulted on the purchase price.

               Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement were certified by PsyCare that such contracts had been assigned to the Company within 180 days of closing of the Rapha acquisition, the purchase price was increased by $200,000 per contract or $1,000,000 in total, and will be settled with additional shares of the Company's common stock, if necessary, in October, 2002. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $284,228. As of the period ended August 31, 2001 the contracts had been certified and additional goodwill was recorded in the amount of $715,772 as an adjustment to the purchase price.

               On November 21, 2000, in exchange for 30,000 shares of the Company's common stock, the Company acquired all of the speaker contracts and speaking engagements related to the Christian market from Alive Communications ("Alive"). The transaction was accounted for as a purchase and goodwill was recorded in the amount of $10,969. Alive was a leading provider of speakers to the Christian community and the business was combined with ChristianSpeakers.com.

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

               On March 1, 2001, the Company completed the acquisition of the Global Christian Network, Inc. (GCN), a technology company and the creators of an online Christian Community based in Reno, Nevada. GCN was expected to substantially increase the Company's online presence and add significant technology improvements. As consideration for the acquisition, the Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor (which upon the anniversary of closing the value of such shares must equal a minimum of $273,104 or additional shares must be issued to for the difference). The Company issued 207,000 of its common shares to four employees of GCN for past services. The Company agreed to a contingent payment of $26,033 of cash to selected employees for past services based on the achievement of certain performance objectives. Pursuant to the execution of a funding
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               agreement dated June 30, 2000, the Company had advanced cash totaling $369,170 for pre-acquisition expenditures. In total the Company issued 2,227,105 shares and paid $407,161 for the acquisition. The transaction was accounted for as a purchase and goodwill of $1,102,828 was recorded. As more fully discussed in Note A, management ceased GCN's operations and impaired its assets as of August 31, 2001.

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

               On May 31, 2001, the Company completed the sale of certain CleanWeb assets to 711.NET, Inc. Assets sold include iExalt's right, title and interest in all of CleanWeb's current internet access subscribers, selected other assets used in, related to, and common and necessary to the operations of the business including the assignment of certain lease obligations and certain tangible/intangible property. CleanWeb will continue to market, resell, and produce additional business and Internet subscriber sales and services to iExalt constituency, market influences, and other organizations as a Reseller of such Internet services of the buyer's ISPBrand Internet access services through a Strategic Marketing and Reseller Agreement with the Buyer. iExalt expects to produce additional subscribers for Buyer and has committed to securing at least 10,000 new subscribers to the Buyer within the initial twelve months following closing. iExalt will receive royalty amounts on a monthly basis for all active fully paying subscribers developed through the Marketing relationship. For subscribers up to 10,000 a royalty of $5.00 per subscriber per month will be remitted. For subscribers from 10,001 - 20,000 a royalty of $6.00 per subscriber per month will be remitted. For subscribers over 20,000 a royalty of $7.00 per subscriber per month will be remitted. Should iExalt not equal or exceed 10,000 subscribers in the initial twelve months after closing, then it will pay the Buyer $50,000 worth of common shares of iExalt not to exceed 100,000 shares. As consideration for the sale, iExalt received a lump sum payment of $150,000 cash at closing, an agreement for $648,000 such amount to be paid in monthly payments of not less than $24,000 and payable in not more than 25 months from the date of transition, and an agreement to receive 438,667 shares of Buyer's common stock issued at a price of $1.50 per share for a value of $658,000. Total proceeds of $1,456,000 and a net gain of $25,445 were recorded. An allocation, based upon estimated market values, of CleanWeb's goodwill ($2,236,680) was developed to determine the amount attributable to the assets that were sold. As a result of the analysis, $1,606,262 of goodwill was determined to relate to the assets that were sold and goodwill was reduced accordingly. The first monthly payment related to the note for $24,000 was due on August 30, 2001 and has not been received as of the date of this report. As more fully discussed in Note N, iExalt was notified that 711.NET, Inc. filed for protection from creditors to reorganize under the federal bankruptcy statutes. Consequently, an impairment expense in the amount of $1,340,312 has been reflected in the accompanying statement of operations at August 31, 2001.

               On June 29, 2001, a monthly Christian newspaper in Colorado was purchased from Beard Communications, Inc. for 50,000 shares of the Company's common stock. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $9,000. The acquisition was added to the operations of Christian Times, a subsidiary of the Company.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               The following unaudited pro forma combined results of operations of the Company for the year ended August 31, 2001 and 2000 assume significant acquisitions and dispositions had occurred as of the beginning of the respective periods.

                                                                                     PRO FORMA
                                                                               Year Ended August 31,
                                                                               ---------------------
                                                                             2001                 2000
                      ---------------------------------------------     ----------------     ---------------
                      Revenues                                      $      9,140,195     $      8,101,364
                      Loss from operations                          $     (8,258,071)    $     (7,659,240)
                      Net loss                                      $     (8,654,620)    $     (7,828,520)

                      Net loss per share                            $          (0.22)    $          (0.27)
                      Pro Forma Weighted Average Number of
                       Shares Outstanding                                 39,376,810           29,345,656

               The pro forma information has been adjusted to reflect the amortization of goodwill from the beginning of the respective periods for each of the acquired companies that were significant. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions and dispositions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

NOTE C         PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following:

                                                                                       August 31,
                                                                     -------------------------------------------
                                                                              2001                   2000
                                                                     ------------------     --------------------
                      Computer equipment and software                $          347,582     $          383,532
                      Furniture, fixtures and office equipment                  211,061                224,390
                      Automobiles                                               190,091                186,090
                      Leasehold improvements                                     42,036                 34,360
                                                                         ----------------       ----------------
                                                                                790,770                828,372
                      Less accumulated depreciation                            (222,741)              (111,347)
                                                                         ----------------       ----------------
                                                                     $          568,029     $          717,025
                                                                         ================       ================

               Depreciation expense for 2001 and 2000 was $194,384 and $108,347, respectively.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE D         SHORT-TERM BORROWINGS

               Short-term borrowings consisted of the following at:

                                                                                            August 31,
                                                                           -------------------------------------------
                                                                                    2001                   2000
                                                                           ------------------     --------------------
                   Revolving line of credit with bank, interest at prime   (1) $      150,000  $      150,000
                   payable monthly, due December 18, 2000, guaranteed by
                   shareholder

                   Bridge loan, non-interest bearing, due March 22, 2001   (2)        180,000               -

                   Convertible debenture, due July 15, 2002, interest
                   14%, payable monthly                                    (3)        165,936               -

                   Promissory note, due December 31, 2002, interest 21%    (4)         75,000               -

                   Convertible debenture, interest 11%, payable after six
                   months of advance due December 29, 2001                 (5)        100,000               -

                   Other unsecured revolving lines of credit in the form of
                   credit cards, interest ranging from 11.9% to 22.9%,
                   payable monthly                                                     87,808          91,678
                                                                                 --------------  ---------------
                                                                               $      758,744  $      241,678
                                                                                 ==============  ===============

               (1) In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999. The line was guaranteed by a shareholder without the Company's authority, and matured in late December 2000. The bank has provided forbearance and the Company continues to make monthly interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt.

               (2) On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $0.17 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase one million shares of the Company's common stock at $1.13 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, provide a bridge loan of $180,000, convert no more than 4,950,000 shares if the bridge loan were fully paid, adjust the conversion price per share to $0.07 or fifty percent of the market price at the exercise date, and adjust the exercise price of outstanding warrants to $0.21. The Company provided 9,069,443 restricted shares of its common stock to the debenture holders in repayment of the $500,000 debentures. The $180,000 amount, which is secured with present/future assets and accounts receivable of CleanWeb along with a guarantee from a shareholder, is in default for lack of payment and the Company is working with the holders of the bridge loan to determine the new terms of repayment.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               In November 2000, the Company agreed to terms for issuing convertible debentures for $1,200,000 and the establishment of an 18-month equity line of $3,000,000. Subsequently on December 11, 2000 the terms were modified to issue $600,000 in convertible debentures and a $3,400,000 equity line. The agreement was with Thomson Kernaghan & Co. Limited and provided for two-year debentures carrying a 10% accumulating interest rate and convertible into common shares. In addition, the Company agreed to issue five-year warrants to purchase 1,250,000 shares of its common stock with an exercise price equal to 110% of the average closing bid price for the three trading days preceding closing. The Company also agreed to place 2,883,333 shares of its common stock (loaned by three shareholders) as collateral. Definitive agreements were signed and effective December 11, 2000. The Company complied with all requirements for closing including the placement of the shares as collateral but the transaction did not close under the terms of the agreement and the equity line was not established. Funds totaling $600,000 were ultimately received. Thomson Kernaghan & Co. Limited retained the collateralized shares and an additional 250,000 of restricted shares were issued in repayment for the $600,000. The Company issued 4,999,997 restricted shares of common stock to the three shareholders in repayment for the collateralized shares given to Thomson Kernaghan & Co., and for interest.

               (3) On February 16, 2001, the Company agreed to issue $180,000 in the form of a convertible debenture. The debenture bears no interest, provides for conversion of $90,000 of the principal for shares with a conversion price of $0.18 per share, is secured with existing and future accounts receivable of Premier Care along with a guarantee from a shareholder, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 1,000,000 shares, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company agreed to provide twelve monthly payments of $16,164.39 each with the first installment being due on August 15, 2001 for repayment of the debenture including 14% interest per annum, change the debenture conversion provision to $0.11 per share, and change the exercise price related to the warrants for the purchase of up to 1,000,000 shares to $0.11 per share.

               On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital II Limited Partnership of which James A. Ryffel (a member of the Board of Directors for iExalt) is a principal. The initial loan will be $1,000,000 paid in installments over nine months and subsequent funding of $5,000,000 subject to the following loan conditions: (a) the Company is not in default under the Note, nor any of the Loan Documents (b) The Company is in full compliance with all applicable and materially mandated SEC filings, rules, and regulations (c) the Company is cash flow positive, as determined by the Lender (d) the Company is earnings positive, as determined by the Lender (e) Lender determines, in Lender's sole discretion, that the Company is still an acceptable credit risk and (f) Lender determines, in Lender's sole discretion, that the Company is not a going concern risk. The Company received $200,000 at closing and is able to receive an additional $100,000 each month thereafter. The loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. If the Company borrows amounts over the initial loan of $1,000,000, the interest rate and repayment terms are similar and additional warrants to purchase shares of common stock would be granted of 5 shares for every $1.00 loaned. The Company did not register the underlying stock and warrants as identified in the Loan Agreement within the time frame required and as a result agreed to formally adjust the exercise price related to the warrants to be a maximum of $0.07 per share. As of May 31, 2001 the Company had received $500,000 in cash advances from
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               have not been forwarded and the Company continues to work with Woodcrest to obtain the agreed funding balance of the initial $1,000,000. The Company provided 6,000,728 restricted shares of common stock to Woodcrest in repayment of the advances totaling $500,000 with interest.

                (4) On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 22,500 of the company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $0.08, allows for a placement fee of 100,000 of the Company's restricted common shares if funds are delivered prior to June 30, 2001, and matures on December 31, 2001. The conversion was exercised related to the $25,000 and a total of 320,513 of the Company's restricted common shares were paid to the debenture holder along with 257,500 of common shares related to the placement fee and interest.

               On June 5, 2001, the Company agreed to issue $150,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 33,750 of the company's restricted common shares, provides for conversion of $150,000 of the principal for common shares with a conversion price of $0.08 with a maximum total shares issued in full satisfaction of the debenture being 1,500,000, and matures on December 31, 2001. The conversion was exercised and a total of 1,500,000 of the Company's restricted common shares were paid to the debenture holder.

               (5) On August 14, 2001, the Company agreed to a $140,000 loan by Cresson Productions, Inc. Any loans are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants totaling 420,000 shares at an exercise price of $0.07 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of common stock which shares will be valued at the lesser of $0.20 per share or 75% of the average of the stock's closing price in the previous 5 trading days. As of August 31, 2001 the Company had received $100,000 in cash advances from Cresson Productions.


NOTE E        NOTES PAYABLE TO SHAREHOLDERS

               Notes payable to shareholders consist of the following at:

                                                                                           August 31,
                                                                                ---------------------------------
                                                                                      2001             2000
                                                                                ---------------  ----------------
                   Non-interest bearing note payable to shareholder, due
                   on demand secured by all assets of NetXpress                 $       350,000  $       350,000
                   Unsecured note payable to shareholder, 8% interest, due
                   on demand                                                            195,000          195,000
                   Unsecured note payable to shareholder, 8% interest, due
                   on demand                                                                  -           12,000
                                                                                  -------------     ------------
                                                                                $       545,000  $       557,000
                                                                                  =============     ============

               In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made. As of fiscal year-end August 31, 2001, the net assets of iExalt, Inc. (Texas) had not exceeded $5,000,000; therefore, management does not believe there has been cause for demand of payment. Management is in discussion with the shareholder to resolve this issue.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

               During August 2000, U.S. Sporting Interests, LLC and a shareholder loaned the Company $195,000 and $12,000 respectively under two separate demand notes each with an 8% interest rate. The $12,000 demand note was repaid in November 2000. Demand for payment of the $195,000 has been made. The Company is attempting to resolve this demand for payment in conjunction with the $350,000 NetXpress note.

               During September 2000, a shareholder loaned the Company $55,000 under a promissory note with an 11.75% interest rate due on or before March 16, 2001. The note was repaid in December 2000.


NOTE F         LONG-TERM DEBT

               Long-term debt consisted of the following at:

                                                                                            August 31,
                                                                                  -------------------------------
                                                                                      2001             2000
                                                                                  --------------   --------------
                   Note  payable  to  bank,   interest  at  prime   payable     $       550,000  $       550,000
                   quarterly,  due June 30, 2001, unsecured,  guaranteed by
                   shareholder

                   Vehicle notes payable, interest ranging from 1.9% to 14.25%, maturing June 2001 to June 2004, secured by
                   vehicles                                                              90,785          131,173

                   Notes payable on various insurance policies                           44,256           19,414

                   Other unsecured notes payable, due on demand                           6,853            2,500
                                                                                   -------------    -------------
                                                                                        691,894          703,087
                   Less: current maturities                                             630,941          613,037
                                                                                   -------------    -------------

                                                                                $        60,953  $        90,050
                                                                                   =============    =============

               The note payable to the bank matured on June 30, 2001; however, the bank has provided forbearance and the Company continues to make interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt.

NOTE G        SHAREHOLDERS' EQUITY

               On July 27, 2000, the Company issued 250,000 shares of common stock to Consulting and Strategy International, ("CSI") for consulting services related to the acquisitions made by the Company during the calendar year 2001. The Company recorded consulting fees of $397,500 for these services within the fiscal year ended August 31, 2000.

               First Choice was sold to a company owned by a former member of the Board of Directors in exchange for the assumption of future liabilities. As a part of the transaction, the Company made a payment to First Choice of $25,000 during October and issued 25,000 shares of the Company's common stock to an employee for past services rendered.

               The filtering software and related technology was sold to a former employee of the Company. The Company issued 150,000 shares of the Company's common stock with piggyback registration rights to the former employee in exchange for a note receivable of $84,359, the total of existing liabilities related to the filtering technology at the closing. The note is to be repaid upon sale of the stock or six months, whichever occurs first. The Company is currently working to resolve the
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               outstanding note receivable; however, the note was fully impaired due to the low probability of collection.

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

               On October 3, 2000, the Company acquired all the stock of ListenFirst.com ("ListenFirst"), a Christian music news website for 60,000 shares of the Company's common stock. If certain revenue or profit levels are reached over the subsequent three years, a maximum of 50,000 additional shares will be issued for the acquisition.

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

               Effective November 1, 2000, the Company acquired all the assets of Rapha ("Rapha"), a Christian inpatient mental health management company. Under the terms of the acquisition agreement, the Company issued 200,000 shares of common stock at closing. When contracts noted within the purchase agreement were certified by PsyCare that such contracts had been assigned to the Company within 180 days of closing of the Rapha acquisition, the purchase price was increased
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               by $200,000 per contract or $1,000,000 in total, and will be settled with additional shares of common stock, if necessary, in October, 2002.

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

               On December 11, 2000, in exchange for 20,000 shares of the Company's common stock, the Company concluded a strategic relationship agreement with Wes Holloman for services related to the TheParentLink online site that offers an online monthly newsletter for parents that youth ministers can download and customize for their own use.

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

               On March 1, 2001 the Company completed its acquisition of Global Christian Network, Inc. ("GCN"), a technology company and the creators of an online Christian Community based in Reno, Nevada. The Company issued a total of 1,520,105 of its common shares to certain GCN shareholders and $11,958 of cash to certain GCN shareholders in exchange for all issued and outstanding stock of GCN. The Company also issued 500,000 of its common shares for full payment of an outstanding promissory note owed by GCN to an investor. The company issued
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               207,000 of its common shares to four employees of GCN for past services.

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

               On March 28, 2001, the Company issued 4,999,997 restricted shares of common stock to three shareholders in repayment for collateralized shares. The shareholders had loaned a total of 2,883,333 common shares in conjunction with its funding agreement with Thomson Kernaghan & Co. Limited to the Company to be held as collateral by Thomson Kernaghan & Co. Limited. Thomson Kernaghan & Co. Limited retained the collateralized shares and was issued an additional 250,000 of restricted shares in repayment for the $600,000 in convertible debentures.

               On March 23, 2001, the Company issued 100,000 shares of its common stock to its Chief Financial Officer, Chris L. Sisk, related to compensation for services provided during December, 2000.

               On April 15, 2001, the company issued 45,000 shares of its common stock to three employees based on terms of their employment contracts.

               On April 24, 2001, the Company issued 100,000 shares of its common stock to Roger Dartt as a settlement of the compensation for services agreement.

               On April 24, 2001, the Company issued a total of 222,547 shares of its common stock to pay for radio airtime related to the broadcast of iExalt's radio program Life Perspectives. These radio stations will carry the Life Perspectives program five days each week and agreed to stock as compensation in lieu of cash.

               On June 13, 2001, the Company issued 46,500 shares of its common stock to Steve Tuggle as partial compensation for services related to the preparation of the company's federal income tax filing for the fiscal year 2000.

               On June 25, 2001, the company issued a total of 1,082,436 shares of its common stock that was distributed to seven employees as compensation for services related to performance and employment agreements.

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

               On June 29, 2001, the assets used in the publishing of a monthly Christian newspaper in the Colorado area were purchased from Beard Communications, Inc. for 50,000 shares of the Company's common stock.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               On July 3, 2001, the Company issued 1,500,000 of the Company's restricted common shares to the holder of a $150,000 debenture executed on June 5, 2001.

               On July 12, 2001, the Company issued a total of 900,000 shares of its common stock for a settlement related to former owners of PremierCare, LLC (an acquisition of the Company that closed during July, 2000) which resolved all outstanding issues relating to the registration and delivery of registered common stock and or the payment of any cash.

               On July 16, 2001, the Company issued 578,013 of the Company's restricted common shares to the holder of a $100,000 debenture executed on June 5, 2001. The shares represented payment of the conversion of $25,000 of the principal along with related interest and placement fee.

               On August 22, 2001, the Company issued 6,000,728 restricted shares of common stock to Woodcrest Capital in repayment of the advances totaling $500,000 with interest.

               On August 30, 2001, the Company issued a total of 525,000 restricted shares of common stock to the Directors of the Company with each Director in receipt of 75,000 shares and adjusted its accounting records to insure consistency with the stock transfer agent for the fiscal year end by accruing 139,026 shares of its common stock as miscellaneous expense.

               On August 30, 2001, the Company issued 3,749,999 of the Company's restricted common shares to the holder of a $250,000 debenture executed during September 2000. The shares represented payment of the conversion of principal along with related interest.

               On August 30, 2001, the Company issued 5,319,444 of the Company's restricted common shares that were paid to the holder of a $250,000 debenture executed during September 2000. The shares represented payment of the conversion of principal along with related interest.


NOTE H        STOCK OPTIONS AND WARRANTS

               The Company has an Employees Stock Option Plan and a Directors Stock Option Plan ("Plans") that reserved 1,000,000 shares and 800,000 shares, respectively, of authorized but unissued common stock to be distributed by the compensation committee of the board of directors pursuant to the Plans. At year-end, the Employee plan had 299,500 options available for grant and the Director plan has no options available for grant. The Company grants certain stock options and warrants outside both the Employees Stock Option Plan and the Directors Stock Option Plan. Information relating to stock options and warrants are summarized as follows:

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                OPTIONS:                                  Year Ended                         Year Ended
                                                       August 31, 2001                    August 31, 2000
                                                -------------------------------  -----------------------------------
                                                  Weighted Average                  Weighted Average
                                                ---------------------            -----------------------
                                                Contractual                      Contractual
                                                   Life     Exercise    Number      Life     Exercise     Number
                                                 Remaining   Price     Of Shares  Remaining   Price      Of Shares
                ---------------------------------------------------------------------------------------------------
                Outstanding at beg of period      3.1 yrs    $1.80     2,211,000   0.7 yrs     $1.00       600,000

                Granted relating to acquisitions     -         -         -         3.0 yrs-    $1.80       835,000
                Granted relating to loans         3.0 yrs    $0.20       800,000   3.0 yrs     $1.80       450,000
                Other employee options granted    1.7 yrs    $0.12       950,000   3.0 yrs     $1.80     1,011,000
                Director options granted          3.0 yrs    $0.16     1,100,000   5.0 yrs     $1.80       125,000

                Options cancelled                 3.2 yrs    $1.37   (1,485,500)   3.0 yrs     $1.80     (210,000)
                Options exercised                 1.0 yrs    $0.02     (600,000)   0.7 yrs     $1.00     (600,000)

                                                                    -------------                      ------------
                Outstanding at end of period      3.0 yrs    $0.80     2,975,500   3.1 yrs     $1.80     2,211,000
                                                                    =============                      ============

                Exercisable at end of period      3.0 yrs    $0.62     2,254,334   3.4 yrs     $1.80       575,000
                                                                    =============                      ============


                WARRANTS:                                  Year Ended                        Year Ended
                                                        August 31, 2001                   August 31, 2000
                                                --------------------------------------------------------------------
                                                  Weighted Average                  Weighted Average
                                                ----------------------           -----------------------
                                                Contractual                      Contractual
                                                   Life     Exercise    Number      Life     Exercise     Number
                                                 Remaining   Price     Of Shares  Remaining   Price      Of Shares
                ---------------------------------------------------------------------------------------------------
                Outstanding at beg of period      4.0 yrs     $4.72    1,011,867   5.0 yrs     $4.75     1,000,000

                Issued relating to acquisitions      -          -         -        5.0 yrs     $1.00       810,000
                Issued relating to loans          5.0 yrs     $0.09    9,812,500      -          -               -
                Issued relating to services       5.0 yrs     $0.08    3,730,000   5.0 yrs     $1.80        11,867


                Warrants cancelled                   -          -              -   5.0 yrs     $1.00     (810,000)
                Warrants exercised                5.0 yrs     $0.01     (10,000)      -          -               -

                                                                     ------------                      ------------
                Outstanding at end of period      5.0 yrs     $0.09   14,544,367   4.0 yrs     $4.72     1,011,867
                                                                     ============                      ============

                Exercisable at end of period      5.0 yrs     $0.09   14,544,367   1.2 yrs     $2.95       261,867
                                                                     ============                      ============


               On September 20, 2000, the Company issued as additional consideration for debentures of $500,000 a five-year warrant to purchase one million shares at $1.13 per share. The exercise price of the outstanding warrant was subsequently revised to $0.21 per share.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               On September 25, 2000, the Company granted a one-year option to purchase 600,000 shares of the Company's common stock at an exercise price of $0.02 per share to Consulting Strategies, Inc. for consulting services provided as part of the Company's reorganization and restructuring. The options were subsequently exercised.

               On December 7, 2000, the Company granted a five-year warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $0.01 per share to R. Horn for consulting services provided according to the service contract. The options were subsequently exercised.

               On February 16, 2001, the Company issued as additional consideration for an $180,000 debenture a five-year warrant to purchase 1,000,000 shares of the Company's common stock, the first 818,182 at an exercise price of $0.11 and the balance of 181,818 shares at an exercise price of $0.18. The exercise price of the outstanding warrant was subsequently revised to $0.11.

               On February 20, 2001, the Company granted a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.14 per share to W. Christian for legal services provided according to the engagement contract.

               On February 23, 2001, the Company issued as additional consideration for a $1,000,000 debenture a five-year warrant to purchase 7,812,500 shares at an exercise price of $0.16. The exercise price of the outstanding warrant was subsequently revised to a maximum of $0.07.

               On February 23, 2001, the Company issued as consideration related to a placement fee for the $1,000,000 debenture a five-year warrant to purchase 3,000,000 shares at an exercise price of $0.16. The exercise price of the outstanding warrant was subsequently revised to a maximum of $0.07.

               On March 1, 2001, the Company granted a three-year option to purchase 225,000 shares of the Company's common stock at an exercise price of $0.14 per share to Dane West for consulting services provided according to the service contract.

               On April 24, 2001, the Company issued three-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.20 for those directors that served to guarantee amounts on behalf of the Company.

               On August 14, 2001, the Company issued as consideration related to a placement fee for the $140,000 debenture a five-year warrant to purchase 420,000 shares at an exercise price of $0.07.

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement was applied.

               The Company has elected not to adopt the fair value method; however, as required by FAS 123, the Company has computed for pro forma disclosure purposes, the fair value of options granted during the years ended August 31, 2001, and 2000. Using the Black-Scholes option pricing model, the weighted average assumptions used for stock option grants for each of these years were a dividend yield of 0%; expected volatility of the market price of the Company's common stock of 65%, and 120% for the years ended August 31, 2001 and 2000, respectively; a weighted-average
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               expected life of options of approximately three years to five years; and interest rates of 4% for the year ended August 31, 2001 and 6% for the year ended August 31, 2000.

               The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

               If the Company had accounted for these stock options issued to employees in accordance with FAS 123, the Company's pro forma net income/(loss) and pro forma earnings/(loss) per share would have been reported as follows:

                                                                                Year Ended August 31,
                                                                        ---------------------------------------

                                                                            2001                      2000
                                                                        --------------            -------------
                  Net Loss:
                           As reported                                 $ (9,075,508)                  $(7,739,419)
                           Pro Forma                                   $ (9,503,541)                  $(8,839,754)

                  Net Loss Per Share:
                           As reported                                 $      (0.23)                  $     (0.31)
                           Pro Forma                                   $      (0.24)                  $     (0.35)


               The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income/(loss) and earnings/(losses) per share for future years since options vest over several years and additional awards may be granted each year.


NOTE I          INCOME TAXES

               The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of August 31, 2001 the Company estimates an accumulated taxable net operating loss ("NOL") carryforward for income tax purposes of approximately $13.0 million, resulting in a deferred tax asset of $4.6 million. These carryforwards begin to expire in 2019 through 2020. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.


NOTE J         LEASES

               The Company leases office and warehouse facilities under operating leases expiring from two months to three years and five months after August 31, 2001. Rent expense attributable to leases for the years ended August 31, 2001 and 2000 was $401,643 and $118,256, respectively. One of the leases is with a related party and is leased consistent with market rates for similar office space. In January 2001, the Company relocated to a new operating facility but continues to pay rent on
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               this lease. The rent expense related to that lease during the years ended August 31, 2001 and 2000 was $58,878 and $47,600, respectively. The Company has capital leases for some telecommunications and computer equipment. Capital leases due within fiscal year-end August 31, 2002 total $7,969; fiscal year-end 2003 total $1,411.

               Future minimum lease payments required under the operating leases are as follows:


                       2002                                                     $  536,028
                       2003                                                        551,760
                       2004                                                        497,265
                       2005                                                        120,306
                                                                                   -------

                       Total                                                    $1,705,359
                                                                                ==========


NOTE K        BUSINESS SEGMENTS

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

               The Company's reportable segment information for the years ended August 31, 2001 and 2000 are as follows:

                 Year Ended            Internet &          Print            Health         Corporate/       Reporting
                 August 31,            Technology      Publications        Services          Other          Segments
              ------------------      -------------    --------------    -------------    -------------    -------------
              Revenues:
                2001                  $   4,362,157    $   2,148,665     $   3,507,305    $           -    $  10,018,127
                2000                  $   2,556,492    $   1,094,891     $     625,500    $           -    $   4,276,883

              Gross Profit:
                2001                  $   1,220,150    $     685,361     $   1,343,883    $           -    $   3,249,394
                2000                  $     392,445    $     306,399     $     248,385    $           -    $     947,229

              (Loss)/Income
               - Operations:
                2001                  $  (4,049,000)   $    (116,746)    $     204,507    $  (4,704,921)   $  (8,666,160)
                2000                  $  (5,210,505)   $     (88,229)    $    (194,363)   $  (2,169,694)   $  (7,662,791)

              Depreciation  /
               Amortization:
                2001                  $     218,574    $      92,301     $     123,588    $      37,077    $     471,540
                2000                  $     133,746    $      32,226     $      13,179    $      22,756    $     201,907

              Assets:
                2001                  $   2,263,780    $   1,363,330     $   2,541,780    $     286,378    $   6,455,268
                2000                  $   1,369,994    $   1,337,236     $   1,538,616    $     501,762    $   4,747,608


                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:

                                                                                  Year Ended August 31,
                                                                           -------------------------------------
                                                                                2001                 2000
                                                                           ----------------     ----------------
                Gross profit of reportable segments                     $      3,249,394       $      947,229
                     Other expenses                                           11,915,554            8,610,020
                                                                           ----------------     ----------------
                Loss from operations                                          (8,666,160)          (7,662,791)
                Other Income/(Expense)
                     Interest income/other                                       144,367               34,399
                     Interest expense                                           (553,715)            (111,027)
                                                                           ----------------     ----------------
                Loss before income taxes                                $     (9,075,508)      $   (7,739,419)
                                                                           ================     ================

               Revenues totaled $10,018,127 for the year ended August 31, 2001, which is a 134% increase over revenues from the year ended August 31, 2000. Increases to revenue are primarily attributable to sales recognized from the businesses and the business assets that were purchased through the Company's aggressive acquisition program. Gross profit for 2001 totaled $3,249,394 compared to $947,229 for 2000 which is an increase of 243 % due to the significant increase in revenues. Losses from operations for 2001 totaled $8,666,160 compared $ 7,662,791 representing a 13% higher loss in total and reflecting the significance of selling, general and administrative expenses.

               Within the Internet & Technology segment revenues totaled $4,362,157 compared to $2,556,492 which represents a 71% increase. The primary increase resulted from the realization of revenues from new acquisitions closed during fiscal year 2001, including CleanWeb, Listenfirst, Global Christian Network, Alive Communications, Gilmore Marketing, iSermons, the ParentLink, and ChristianArtists. Revenues from the ChristianSpeakers business were recognized for an entire twelve- month period during fiscal 2001. Gross profit totaled $1,220,150 during fiscal 2001 or a margin of 28% representing an improvement from 15% during the year 2000. Contributing factors include higher profit margins from companies acquired in 2001 most notably, ChristianArtists, ListenFirst.com, and Gilmore Marketing. Loss from operations totaled $4,049,000 during fiscal 2001compared to $5,210,505 for fiscal 2000. Significant impairment expenses were recorded during the two years including $2,443,445 for year 2001 and $3,451,407 for year 2000.

               Within the Print Publications segment revenues totaled $2,148,665 compared to $1,094,891 which represents a 96% increase. Revenues from the Christian Times newspaper business were recognized for an entire twelve-month period during fiscal 2001. Increases also resulted from revenues from two new acquisitions closed during fiscal 2001 including Northwest Christian Journal and Christian Blue Pages. Revenues from Christian Happenings increased 15% reflecting a full twelve-month period. Gross profit totaled $685,361 during fiscal 2001 or a margin of 32% representing an improvement from 28% during fiscal 2000. Loss from operations totaled $116,746 during fiscal 2001 compared to $88,229 for fiscal 2000.

               Within the Health Services segment revenues totaled $3,507,305 compared to $625,500, an increase of 461%. Revenues from the PremierCare business were recognized for an entire twelve-month period during fiscal 2001. Increases also resulted from the realization of revenues from the acquisition of the Rapha program assets during fiscal 2001. Gross profit totaled $1,343,883 during fiscal 2001 or a margin of 38% compared with a gross profit of $248,385 with a margin of 39% for fiscal 2000. Income from
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               operations totaled $204,507 during fiscal 2001 compared to a loss of $194,363 for fiscal 2000.

               Corporate costs totaled $4,704,921 compared to $2,169,694 which represents a 116% increase. Costs related to corporate expenses primarily include labor, stock issuances for services, certain options/warrants, debt, and settlements.


NOTE L        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               With regard to acquisitions during the years ended August 31, 2001 and 2000 the related assets acquired, liabilities assumed, and common stock issued were as follows:


                                                                          Year Ended August 31,
                                                                     ---------------------------------
                                                                          2001              2000
                                                                     ---------------    --------------
               Fair value of assets acquired                           $    39,171       $ 1,306,420
               Goodwill and other intangible assets                      4,785,098         5,248,362
               Liabilities assumed                                        (801,228)         (943,272)
               Common stock issued                                      (4,180,910)       (4,852,158)
                                                                     ---------------    --------------
               Net cash paid (acquired) for acquisitions               $  (157,869)      $   759,352
                                                                     ===============    ==============


               Common stock valued at $189,187 was issued for the disposition of assets during the year ended August 31, 2001. Common stock valued at $1,536,846 and $461,500 was issued for services during the year ended August 31, 2001 and 2000, respectively. Common stock valued at $1,838,146 was issued for costs related to loans and settlements during the year ended August 31, 2001. Costs related to stock options and warrants related to debt and services during the years August 31, 2001 and 2000 was $1,170,050 and $92,000, respectively.

               Interest paid by the Company during the years ended August 31, 2001, and 2000 amounted to $103,770 and $9,608, respectively.


NOTE M      CONTINGENCIES

               As disclosed in the Company's August 31, 2000 10-KSB annual report, the Company received written demand from three of the Company's shareholders alleging the right to additional shares based on claimed anti-dilution provisions associated with their investment. The Company has conducted several discussions with these shareholders and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, management has estimated and accrued $200,000 as a potential liability for this demand at August 31, 2001.

               The Company received notice of a lawsuit from an individual suggesting the Company is obligated to pay the remaining balance of $25,500 related to a purchase and sale agreement whereby the Company purchased filtered software rights and the seller agreed to non-compete terms. The Company subsequently sold the filtered software rights in September 2000 to a buyer that assumed the obligation and remitted payments until June 2001. The Company has no obligation based on the assignment and as such has reflected no related contingent liability as of August 31, 2001.

                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               The Company received notice of a lawsuit from an individual claiming he is due $45,000 pursuant to an employment agreement. Management asserts that no amount is due as he was terminated for cause. No amount has been accrued as of August 31, 2001 as management believes the probability of any judgment against the Company is remote.

               In November, 2001 the Company received notice of a lawsuit from Pyramid Plaza Operating Association, LC for failure to make lease payments in accordance with the lease term for office space in Lubbock, Texas. Management and counsel are evaluating the claim. iExalt has not accrued any expense toward a settlement resulting from resolution of future negotiations.

               The Company is in settlement negotiations with General Mills over iExalt proprietary information included in the LightDog CD that was distributed by General Mills in over 18 million boxes of various cereals. iExalt has incurred $54,000 in damages to mitigate and cease distribution of this CD. iExalt has not accrued any award or settlement as of August 31, 2001 resulting from resolution of future negotiations with General Mills.


NOTE N       SUBSEQUENT EVENTS

               On September 19, 2001 the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, had filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. The first monthly payment for $24,000 related to the note receivable from 711.NET, Inc. was due on August 30, 2001 and has not been received as of the date of this report. Even though definitive action may not be realized for some time and much uncertainty exists related to the outcome of the bankruptcy, management believes the Company should recognize an impairment to the assets of CleanWeb including the goodwill, promissory note, and common stock value of 711.NET, Inc. Included within the results of operations for the year ended August 31, 2001 is an impairment expense of $1,340,312.

               On October 15, 2001, the Company issued 1,285,714 shares of common stock to a holder of one of the $90,000 bridge loans for full payment.

               On November 27, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 325,000 shares of the Company's common stock. The transaction will be accounted for as a purchase and goodwill will be recorded in the amount of $22,100. The acquisition will be added to the operations of PremierCare, a subsidiary of the Company.

               On November 27, 2001 the Company entered into an agreement to sell certain assets of PremierCare including the assets related to the Rapha business with UMC Ten Broeck, Inc. Excluded from the asset sale is PremierCare's cash, accounts receivable, and receivable from related parties. The purchase price is $1,000,000 cash at closing plus a deferred payment equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Excluding shared services EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Buyer will not assume any of the liabilities of the Business except obligations under certain disclosed agreements, including management agreements assigned to Buyer and only to the extent that such obligations relate solely to events occurring, or to be performed by Buyer, after the closing. Prior to the closing PremierCare will keep the accounts payable of the business current and will pay
                          iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               within 30 days after the closing any outstanding accounts payable due at the closing. The obligation to settle with PsyCare (seller of Rapha to iExalt) in October 2002 for possible additional shares of the Company's common stock remains as discussed in Note B.

               The following unaudited pro forma balance sheet of the Company for the year ended August 31, 2001 assumes the disposition of PremierCare had taken place on August 31, 2001:

                                                                       August 31, 2001 (unaudited)
                                                        -------------------------------------------------------
                                                              iExalt &         PremierCare         Pro Forma
                                                            Subsidiaries       Disposition           Total
                                                        -------------------------------------------------------
                       Current assets                    $     1,449,338     $     935,925     $     2,385,263
                       Property, plant & equipment               568,029          (136,016)            432,013
                       Goodwill and other intangibles          4,271,540        (1,039,468)          3,232,072
                       Other assets                              166,361                 -             166,361
                                                        -------------------------------------------------------
                       Total assets                      $     6,455,268     $    (239,559)    $     6,215,709
                                                        =======================================================


                       Current liabilities               $     4,575,753     $    (149,694)    $     4,426,059
                       Long-term debt and other                   62,364           (60,234)              2,130
                       Shareholders' equity                    1,817,151           (29,631)          1,787,520
                                                        -------------------------------------------------------

                       Total liabilities & equity        $     6,455,268     $    (239,559)    $     6,215,709
                                                        =======================================================

               The following unaudited pro forma results of operations of the Company for the years ended August 31, 2001 and 2000 assume that the PremierCare disposition had been completed as of the beginning of the respective period.

                                                               Year Ended August 31, 2001 (unaudited)
                                                   ---------------------------------------------------------------
                                                     Pro Forma      PremierCare      Pro Forma      Pro Forma
                                                       Note B       Disposition     Adjustments       Total
                                                   ---------------------------------------------------------------
                   Revenues                         $  9,140,195      $(3,507,305)   $      -     $  5,632,890
                   Loss from operations             $ (8,258,071)     $  (204,507)   $      -     $ (8,462,578)
                   Net loss                         $ (8,654,620)     $  (344,710)   $      -     $ (8,999,330)
                   Earnings/(loss) per share        $      (0.22)                                 $      (0.23)
                   ProForma Weighted Average

                   Number of Shares Outstanding       39,376,810                                    39,376,810

                                                               Year Ended August 31, 2000 (unaudited)
                                                   ---------------------------------------------------------------
                                                     Pro Forma      PremierCare      Pro Forma      Pro Forma
                                                       Note B       Disposition     Adjustments       Total
                                                   ---------------------------------------------------------------
                   Revenues                         $  8,101,364      $(3,422,485)   $       -    $  4,678,879
                   Loss from operations             $ (7,659,240)     $  (126,549)   $  34,797    $ (7,750,992)
                   Net loss                         $ (7,828,520)     $   (77,618)   $  34,797    $ (7,871,341)
                   Earnings/(loss) per share        $      (0.27)                                 $      (0.27)
                   ProForma Weighted Average
                   Number of Shares Outstanding       29,345,656                                    29,345,656

                                           iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the disposition of PremierCare taken place at the beginning of the respective periods, nor is it necessarily indicative of results that may occur in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth-certain information concerning the directors and executive officers of the Company as of August 31, 2001.

         NAME              AGE                       POSITION WITH THE COMPANY
         ----              ---                       -------------------------
Donald W. Sapaugh          42               Chairman, Chief Executive Officer, President
Hunter M. A. Carr          53               Director
Victoria R. A. Carr        46               Director
Morris H. Chapman          60               Director, Chairman of Compensation Committee
Dane B. West               46               Director, Chairman of Audit Committee
Raymond Corson             56               Director
James A. Ryffel            42               Director
Russell Ivy                35               Executive Vice President, Chief Operating Officer
Chris L. Sisk              45               Executive Vice President, Chief Financial Officer

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

MORRIS H. CHAPMAN, DIRECTOR, CHAIRMAN OF COMPENSATION COMMITTEE

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

DANE B. WEST, DIRECTOR, CHAIRMAN OF AUDIT COMMITTEE

         Dane West has served as a Director since April 24, 2001. Mr. West is a co-founder of Crosswalk.com, a publicly traded Internet company serving the Christian market. Mr. West served as President of the Company from 1993 to 1998, which included the period during which the Company completed all of its early stage funding and its IPO. Mr. West built and managed the sales organization, created new revenue models, and developed strategic relationships with ministry organizations and businesses that furthered the business and ministry objectives of the Crosswalk.

         Mr. West is an ordained minister with more than 15 years of ministry experience. His ministry background had a particular focus on families that included counseling, teaching, resource development, and church-wide family event planning. Mr. West also served as the Administrative Director to the Chaplain on the ATP men's professional tennis tour, in which he developed training materials and supported the ministry of the Chaplain.

         Prior to co-founding Crosswalk, Mr. West completed doctoral studies in educational administration at the University of Virginia. He also holds a M.A. in Christian Education and a B.S. in Biblical Studies.

RAYMOND CORSON, DIRECTOR

         Raymond Corson has served as a Director since August 13, 2001. Mr. Corson is a Board member and Senior Partner for Telecommunications, Internet Applications, and Electronic Commerce, Managing Director of Sunrise Valley Partners, an incubator for small start-ups, Board member of SoftCard Systems, Inc., a smart card technology firm, and Board member of NameTree, Inc., an Internet infrastructure company focused on DNS management and outsourcing.

         Mr. Corson was a key contributor in the strategy and execution of the highly successful initial public offering of Network Solutions. Mr. Corson has domestic and international experience working and consulting with firms such as Mitsubishi, Telefonica, Repsol-YPF, Iberdrola, and Unisys.

JAMES A. RYFFEL, DIRECTOR

         James A. Ryffel has served as a Director since August 13, 2001. Mr. Ryffel is a founder and Chairman of the Board of Directors of Hispanic Television Network, Inc., the third largest and fastest growing Spanish-language television broadcaster in the United States. Under his leadership Hispanic Television Network has achieved growth and disciplined strategic plan necessary to allow HTVN's stellar management team to build the HTVN into a formidable broadcast and cable option in the coming years.

         Mr. Ryffel is the President and founding Partner of Woodcrest Capital, LLC, a Texas diversified venture finance firm that participates in strategic financing for the Media, entertainment, technology, software, healthcare, ranching, and real estate industries. He was a founding investor and former Director of Flashnet Communications, Inc., one of the largest Internet Service Providers in North America which was sold to Prodigy. Mr. Ryffel is a Director of Worth National Bank and a member of the Board of Trustees for Texas Christian University.

         Mr. Ryffel holds a B.B.A. Degree, M.B.A. Degree, and Ranch Management Degree from Texas Christian University.

RUSSELL IVY, EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER

         Russell Ivy has served as Executive Vice President and Chief Operating Officer since March 1, 2001. Mr. Ivy provides technical and operational talents developed over his 19 years of experience in the financial services and consulting marketplace. He has been involved in the design, startup, operations, and implementation of numerous corporations ranging from small financial services corporations to multi-million dollar publicly traded corporations.

         Mr. Ivy's last seven years have been focused on providing financial and operational consulting services to both private and public companies that have varied in scope from preparing business plans to providing full merger/acquisition and implementation assistance.

         Mr. Ivy holds a degree from Texas Tech University in International Economics.

CHRIS L. SISK, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER

         Chris L. Sisk has served as Executive Vice President and Chief Financial Officer since December 1, 2000. Mr. Sisk brings more than 25 years of experience in corporate finance, accounting, systems, and administration to iExalt. He was most recently vice president-finance and chief financial officer of Quintana Petroleum Corporation, where he held management positions in accounting and finance for the past 20 years.

         Mr. Sisk was a Founder, Vice President, and Chief Financial Officer of a startup Internet company that provided technical and management consulting to a number of clients from small private entities to large multi-billion dollar companies. He has been involved in the analysis, design, development, and implementation of many systems related efforts.

         Mr. Sisk holds a M.S.M. degree in management, computing, and systems from Houston Baptist University and a B.B.A. from the University of Houston.

FORMER EXECUTIVE OFFICERS AND DIRECTORS, SERVING WITHIN THE FISCAL YEAR

         Jack I. Tompkins, age 55, served as Chairman and Chief Executive Officer from August 30, 1999, until his resignation on September 13, 2000. He served as Executive Vice President and Chief Financial Officer of Crescent Real Estate Equities Company until September 30, 1999. From 1996 to the present he served as the managing director of Raintree Capital, a merchant banking company and Chairman of ARTA Equity Advisors, L.L.C., which was formed to engage primarily in the business of promoting consolidation and public offering transaction for groups of companies in large, highly fragmented industries. From 1988 to 1996 Mr. Tompkins was Senior Vice President and Chief Financial Officer of Enron Corporation. Mr. Tompkins began his career with Arthur Young & Company, serving three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981. While at Arthur Andersen, he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. Mr. Tompkins is a CPA and received his MBA from Baylor University in 1969.

         Kirwin L. Drouet, age 52, became a full-time consultant to iExalt in June 1999 under an agreement with ARTA Equity Advisors, L.L.C. He served as Executive Vice President, Chief Operating Officer, and Assistant Secretary from September 1, 1999 until his resignation on September 13, 2000. Mr. Drouet served as Chief

Financial Officer for Stellar Event & Presentation Resources, Inc. from 1998 to 1999. Prior to that he served as the Chief Operating Officer of The Abbey Group, an events production and rental equipment company. He also served as Vice President of Administration and Chief Financial Officer for Maxxam Property Co. Mr. Drouet was the Vice President - Finance of SHRP Capital Corporation until November 1994. Subsequent to his departure, on April 17, 1995, SHRP Capital and two affiliates filed voluntary petitions to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. The case was closed on December 19, 1996. Mr. Drouet began his career with Arthur Andersen & Co. where he practiced for nine years. He has been involved in numerous development stage companies including Tollway Partners, Inc. and Rice Exploration Co. He has B.A., B.S. and a Masters degree from Rice University and is a Texas certified public accountant.

         Jim P. Wise, age 58, served as a Director of the Company from May 11, 2000 until his resignation on September 13, 2000. He is vice chairman of Integrated Electrical Services, Inc., a national provider of electrical contracting and maintenance services. Mr. Wise has also served as chief executive officer of Integrated Electrical Services, Inc. Prior to joining Integrated in 1997, he was vice president-finance and chief financial officer of Sterling Chemicals, Inc. Mr. Wise has also served as senior vice president and chief financial officer of U.S. Delivery Systems, Inc.; as chairman and chief executive officer of Neostar Group, Inc.; and as executive vice president, chief financial officer and a board member of Transco Energy Company.

         Thomas E. Dahl, age 58, served as a Director of the Company from March 31, 2000 until his resignation on September 22, 2000. He is President of First Choice Marketing, Inc. and is a former CEO of Profit Masters Corp. and Lynx Telecommunications. Mr. Dahl also has served for eight years as senior vice president of a major insurance and securities firm.

         James W. Carroll, age 45, joined the Company as Vice President and Chief Financial Officer on February 16, 2000 and served as such until his resignation on November 30, 2000. Between 1994 and 1999 he founded and operated several private companies to finance upstream energy projects. Prior to that, he was the chief financial officer of Quintana Petroleum Corporation for seven years. He began his career in management consulting with Ernst & Young, L.L.P., in 1977. Mr. Carroll is a certified public accountant and certified management accountant. He graduated from Rice University with a bachelor's degree, summa cum laude, and a master's degree in accounting, and served there for five years in the 1990's as an Adjunct Assistant Professor in accounting.

SECTION 16(a) COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and any written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were current with applicable filings required during the fiscal year ended August 31, 2001.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table summarizes the compensation we paid to the chief executive officer and the most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year.
                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                             ANNUAL COMPENSATION                   ------------
                                             -------------------                    SECURITIES            ALL
NAME AND                                                         OTHER ANNUAL       UNDERLYING           OTHER
PRINCIPAL POSITION                YEAR       SALARY    BONUS     COMPENSATION         OPTIONS        COMPENSATION
------------------                ----       ------    -----     ------------         -------        ------------

  Donald W. Sapaugh (*)           2001      204,000      -             -                 -                 -
  Chairman and Chief              2000       54,000      -             -                 -                 -
  Executive Officer               1999        2,000      -             -                 -                 -

  Russell Ivy                     2001       65,000    45,806          -                 -                 -
  Executive Vice President/       2000         -         -             -                 -                 -
  Chief Operating Officer         1999         -         -             -                 -                 -

  Chris L. Sisk                   2001       86,667    47,141          -                 -                 -
  Executive Vice President/       2000         -         -             -                 -                 -
  Chief Financial Officer         1999         -         -             -                 -                 -

         (*) The company's subsidiary PremierCare funded salary during fiscal year 2001 and 2000 of $180,000 and $30,000, respectively.

         The bonus payment provided to Mr. Russell Ivy was in the form of 444,718 unregistered shares of the Company's common stock valued with the discounted market price on July 20, 2001. The bonus payment provided to Mr. Chris L. Sisk was in the form of 344,718 shares of the Company's unregistered common stock valued with the discounted market price on July 20, 2001 and 100,000 shares of the Company's unregistered common stock valued at $11,635 for specific services provided.

INFORMATION CONCERNING STOCK OPTIONS

         The Company did not grant compensation in the form of stock options to the chief executive officer or the other executive officers listed within the Summary Compensation Table during fiscal year 2001. The Company has no outstanding exercised or unexercised stock options granted for compensation to any executive officer and as such has no aggregated option exercises in the last fiscal year or fiscal year end stock option value to report related to compensation. The Company did not provide compensation awards under any long-term incentive plan in fiscal year 2001.

COMPENSATION OF DIRECTORS

         Directors receive $1,000 for attendance at meetings of the Board of Directors and $500 for telephonic participation, plus reimbursement for reasonable business expenses. In addition the Directors receive 75,000 shares of the Company's common stock and are granted stock options totaling 50,000 annually. The options are fully vested and have a term of three years. Directors that serve on the Executive Committee are granted 250,000 stock options that have an exercise price of 110% of the lowest of three days closing price prior to the grant with a term of three years.

EMPLOYMENT CONTRACTS

         Mr. Russell Ivy is employed pursuant to a three-year employment agreement that commenced on March 1, 2001. The agreement provides for a base annual salary equal to $130,000 and a possible annual cash bonus based on performance objectives. Mr. Ivy also may be entitled to receive stock options for up to 75,000 shares of common stock per year based upon performance objectives.

          Mr. Chris L. Sisk is employed pursuant to a three-year employment agreement that commenced on December 1, 2000. The agreement provides for a base annual salary equal to $130,000 and a possible annual cash bonus based on performance objectives. Mr. Sisk also may be entitled to receive stock options for up to 75,000 shares of common stock per year based upon performance objectives.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 1, 2001 by (1) each person (group) to the knowledge of the Company that may be deemed to be beneficial owners of more than 5% of our outstanding common stock, (2) each current director, (3) each current named executive officer, and (4) all current directors and current named executive officers as a group. Except as otherwise noted, the address for each owner is in care of iExalt, Inc., 12000 Aerospace Ave., Suite 375, Houston, Texas 77034. Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules.

                                                                         SHARES BENEFICIALLY     PERCENT OF
                                                                              OWNED (1)            CLASS
                                                                              ---------            -----
   DIRECTORS AND EXECUTIVE OFFICERS
   Donald W. Sapaugh                                                                3,762,655       4.7%
   Hunter M. A. Carr                                                                5,655,753       7.1%
   Victoria R. A. Carr (3)                                                          5,655,753       7.1%
   Morris H. Chapman (4)                                                            3,583,726       4.5%
   Dane B. West                                                                       162,500       (2)
   Raymond Corson                                                                     125,000       (2)
   James A. Ryffel                                                                    187,030       (2)
   Russell Ivy                                                                        448,718       (2)
   Chris L. Sisk                                                                      448,718       (2)

   Directors and Executive Officers as a Group (9 persons)(5)                      14,374,100      18.0%

   5% BENEFICIAL OWNERS
   Woodcrest Capital II Limited Partnership                                        13,813,228      17.3%
   Tempus Fund, LLC                                                                 5,222,444       6.5%
   Travin Partners, LLLP                                                            5,535,713       6.9%
   Jack I. Tompkins (6)                                                             4,637,500       5.8%

(1) Includes both outstanding shares of Common Stock and shares of Common Stock such person has the right to acquire within 60 days after November 1, 2001 by exercise of outstanding stock options or warrants. Shares subject to exercisable stock options or warrants include 500,000 for Mr. Sapaugh; 550,000 for Mr. Carr; 400,000 for Mr. Chapman; 87,500 for Mr. West; 50,000 for Mr. Corson; and 50,000 for Mr. Ryffel; 7,812,500 for Woodcrest Capital; 500,000 for Tempus Fund; 500,000 for Travin Partners, LLLP; and 450,000 for Mr. Tompkins.
(2)      Less than 1%.

(3) Includes 5,655,753 shares owned by Mr. Carr, the spouse of Ms. Carr, as to which Ms. Carr disclaims beneficial ownership.
(4) Includes 1,350,000 shares owned by Sarah F. Chapman, the spouse of Mr. Chapman, as to which Mr. Chapman disclaims beneficial ownership.
(5) Excludes 5,655,753 shares owned by Mr. Carr, the spouse of Ms. Carr, as to which Ms. Carr disclaims beneficial ownership.
(6) As reported on Form 4 filed in October, 2000 and including 450,000 exercisable options

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 4, 1999 the Company acquired intellectual property relating to the concept, design and market for an online reference library from Morris Chapman, a director, for 750,000 shares of common stock.

         On May 31, 1999 iExalt Inc., a Texas Corporation (iExalt-Texas) acquired the assets and customers of a Houston, Texas ISP owned by AgroSource, Inc. and Hunter Community Interests, Ltd. for 3,000,000 shares of common stock from a Director, Hunter Carr, and iExalt-Texas' Chairman, Jack Tompkins. As part of this acquisition, iExalt-Texas assumed a non-interest bearing note to Jack Tompkins for $350,000 that becomes payable on demand at such time that iExalt -Texas', net assets are equal to or exceed $5,000,000.

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

         On July 11, 2000, the Company acquired all of the member interests in PremierCare LLC, a limited liability company engaged in the delivery of healthcare counseling services for senior citizens at hospitals. The former beneficial owners of PremierCare LLC received 540,000 shares of iExalt common stock at closing and 900,000 additional shares to resolve all outstanding issues during August, 2001. Donald Sapaugh, a Director and President of the Company, is also the President and Chief Executive Officer of PremierCare and was a 22.8 % indirect owner of PremierCare. Mr. Sapaugh abstained from the discussions and approval of the transaction by the Company's Board of Directors.

         All the outstanding stock of Clean Web, Inc. ("Clean Web"), a national filtered ISP with approximately 6,000 users, was acquired on October 24, 2000 for 2,313,000 shares of the Company's common stock. The Company combined the operations of CleanWeb and its filtered ISP. Ted Parker was the owner of CleanWeb, Inc. and as a result of the CleanWeb acquisition became an owner of more than 5% of the Company's common stock, at the time of the transaction.

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

           On February 23, 2001, the Company agreed to a $6,000,000 capital investment by Woodcrest Capital II Limited Partnership of which James A. Ryffel is a principal. The initial funding was agreed to total $1,000,000 and the nature of which was monthly advances of $100,000 that would be repaid within six months from date of issue with interest at 11% in either cash or shares of the Company's common stock. As additional consideration, the Company issued warrants totaling 10,812,500 shares at an exercise price of $0.16 related to the first $1,000,000 loaned. The warrants are vested and have a five-year term. As of May 31, 2001 the Company had received $500,000 in cash advances from Woodcrest Capital II Limited Partnership. Remaining investment related to the initial loan have not been forwarded and the Company continues to work with Woodcrest to obtain the agreed funding balance of the initial $1,000,000. The Company provided 6,000,728 restricted shares of common stock to Woodcrest in repayment of the advances totaling $500,000 with interest. Mr. Ryffel agreed to join the Company's Board of Directors effective August 13, 2001.

         On March 1, 2001, the Company entered into a consulting agreement with The West Group whose President is Dane West. The services include consulting to the Company's chief executive officer in areas including planning, merger, acquisition, restructuring, cost reductions, and management growth. Compensation agreed to included a monthly cash retainer of $3,500, a bonus of $7,000 for prior services provided by West to the Company and 225,000 common stock options that vest quarterly over the three year term of the agreement. Dane agreed to join the Company's Board of Directors effective April 24, 2001.

         On April 24, 2001, the Company granted options to purchase shares at $0.20 per share in connection with no-interest loans or amounts that were guaranteed for the Company. These options vested at the grant date. Options were granted to Donald W. Sapaugh of 500,000 shares, Morris Chapman of 100,000 shares, Hunter M. A. Carr of 150,000 shares, and Victoria Carr of 50,000.

         The Company maintains an office space lease from a company controlled by Hunter M.A. Carr, a director of the Company. Management believes that the rent paid by the Company is consistent with market rates for similar office space. The Company moved from this facility in January 2001.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                See "Index to Exhibits" below which lists the documents filed as exhibits herewith.

         (b)  Reports on Form 8-K:

                Form 8-K filed on June 8, 2001, reporting the sale of the customer base related to dial up customers of Internet services and certain other assets of CleanWeb to 711.NET, Inc.

                Form 8-KA filed on August 3, 2001, reporting the appropriate pro forma financial information relating to the disposition of certain assets of CleanWeb as the sale of the customer base related to dial up customers of internet services and certain other assets of CleanWeb to 711.NET, Inc.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT

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

         4.1      Registration Rights Agreement dated June 28, 2000 (filed as
                  Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

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

         4.4      Convertible Debenture issued to TCA Investments, Inc. on
                  September 20, 2000 (filed as Exhibit 4.4 to the Company's
                  Annual Report on Form 10-KSB for the year ended August 31,
                  2000, is incorporated herein by reference).

         4.5      Convertible Debenture issued to Travin Partners LLLP on
                  September 20, 2000 (filed as Exhibit 4.5 to the Company's
                  Annual Report on Form 10-KSB for the year ended August 31,
                  2000, is incorporated herein by reference).

         4.6      Warrants issued to TCA Investments, Inc. on September 20, 2000
                  (filed as Exhibit 4.6 to the Company's Annual Report on Form
                  10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

         4.7      Warrants issued to Travin Partners LLLP September 20, 2000
                  (filed as Exhibit 4.7 to the Company's Annual Report on Form
                  10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

         4.8      Letter Agreement between iExalt, Inc. and Consulting &
                  Strategy International LLC dated September 25, 2000 (filed as
                  Exhibit 4.1 to the Company's Form S-8 as filed with the Commission on October 6, 2000, is incorporated herein by reference).

         4.9 Registration Rights Agreement dated November 1, 2000 between iExalt, Inc. and PsyCare America LLC. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 23, 2001, is incorporated herein by reference).

         4.10     Convertible Debenture issued to Thomson Kernaghan & Co., Ltd.
                  on December 11, 2000 (filed as Exhibit 4.8 to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended February
                  28, 2001, is incorporated herein by reference).



         4.11 Registration Rights Agreement dated December 11, 2000 between iExalt, Inc. and Thomson Kernaghan & Co., Ltd. (filed as
                  Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         4.12     Warrant issued to Thomson Kernaghan & Co., Ltd. on December
                  11, 2000. (filed as Exhibit 4.10 to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         4.13     Convertible Debenture issued to Ignatius Leonards on February
                  15, 2001. (filed as Exhibit 4.11 to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         4.14     Warrant issued to Woodcrest Capital II Limited Partnership on
                  February 23, 2001. (filed as Exhibit 4.13 to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended February
                  28, 2001, is incorporated herein by reference).

         4.15     Warrant issued to Woodcrest Capital, L.L.C. on February 23,
                  2001. (filed as Exhibit 4.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         4.16 Registration Rights Agreement dated February 23, 2001 between iExalt, Inc. and Woodcrest Capital II Limited Partnership and
                  Woodcrest Capital, L.L.C. (filed as Exhibit 4.15 to the
                  Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         4.17     Convertible Debenture issued to Don Ballard on June 5, 2001.
                  (filed as Exhibit 4.16 to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended May 31, 2001, is incorporated herein by reference).

         4.18     Convertible Debenture issued to Randy James on June 5, 2001.
                  (filed as Exhibit 4.17 to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended May 31, 2001, is incorporated herein by reference).

         *4.19    Warrant issued to Cresson Productions, Inc. on August 14,
                  2001.

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

         10.5     Services Agreement between Consulting & Strategy
                  International, Inc. and the Company (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the period ending August 31, 1999, as filed with the Commission on November 29, 1999, is incorporated herein by reference).



         10.6     Stock Purchase Agreement between the Company and Christian
                  Speakers, Inc. dated December 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 16, 1999, is incorporated herein by reference).

         10.7     Stock Purchase Agreement between the Company and First Choice
                  Marketing, Inc. dated December 31, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000, is incorporated herein by reference).

         10.8 Agreement and Plan of Reorganization, dated June 28, 2000, among iExalt, Inc. and its Merger Subsidiaries and PremierCare, LLC and its Direct and Indirect Members (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

         10.9 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PCII Combination Corp., and PremierCare
                  Investors, Inc. (filed as Exhibit 2.2 to the Company's Current
                  Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

         10.10 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PBH Combination Corp., and Premier Behavioral
                  Healthcare, Inc. (filed as Exhibit 2.3 to the Company's
                  Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

         10.11 Agreement and Plan of Reorganization, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener
                  Communications Group and its Shareholders (filed as Exhibit
                  2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

         10.12    Agreement of Merger, dated June 30, 2000, among iExalt, Inc.,
                  KCG Combination Corp., and Keener Communications Group (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

         10.13 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

         10.14 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current
                  Report on Form 8-K, as filed with the Commission on November
                  8, 2000, is incorporated herein by reference).

         10.15    Employment Agreement dated November 27, 2000 between iExalt,
                  Inc. and Chris L. Sisk. (filed as Exhibit 10.4 to the
                  Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.16    Amended and Restated Asset Purchase Agreement, dated February
                  12, 2001, between iExalt, Inc. and PsyCare America LLC. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 23, 2001, is incorporated herein by reference).

         10.17 Agreement and Plan of Reorganization, dated November 30, 2000, between iExalt, Inc., GCN Combination Corp. and Global
                  Christian Network, Inc. and its Principal Shareholders. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).



         10.18    Plan of Merger, dated November 30, 2000, between iExalt, Inc.,
                  GCN Combination Corp. and Global Christian Network, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

         10.19 Plan Asset Purchase Agreement, dated December 12, 2000, between iExalt, Inc. and Barry Wineroth trustee for the Showcase Financial Services, Inc. Profit Sharing Plan. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

         10.20    Written Consent of Contingent Closing of Global Christian
                  Network, Inc., iExalt, Inc., David Fritsche, GCN Combination
                  Corp. & Princ. Shareholders. (filed as Exhibit 2.4 to the
                  Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

         10.21    Demand Note dated November 22, 2000 issued to Hunter M.A.
                  Carr. (filed as Exhibit 10.10 to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.22    Demand Note dated November 22, 2000 issued to Morris Chapman.
                  (filed as Exhibit 10.11 to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.23    Demand Note dated November 22, 2000 issued to Donald Sapaugh.
                  (filed as Exhibit 10.12 to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.24    Demand Note dated November 22, 2000 issued to Donald Sapaugh.
                  (filed as Exhibit 10.13 to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.25    Loan Agreement dated February 23, 2001 between iExalt, Inc.
                  and Woodcrest Capital II Limited Partnership. (filed as
                  Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.26 Warrant issued to James W. Christian on March 21, 2001. (filed as Exhibit 10.15 to the Company's Quarterly Report on Form
                  10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

         10.27    Stock Purchase Agreement issued to Don Ballard on July 3,
                  2001. (filed as Exhibit 10.16 to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended May 31, 2001, is incorporated herein by reference).

         10.28    Stock Purchase Agreement issued to Randy James on July 16,
                  2001. (filed as Exhibit 10.17 to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended May 31, 2001, is incorporated herein by reference).

        *10.29    Employment Agreement dated February 28, 2001 between iExalt,
                  Inc. and Russell Ivy.

        *10.30    Loan Agreement dated August 14, 2001 between iExalt, Inc. and
                  Cresson Productions, Inc.

         10.31    Purchase and Sale Agreement dated May 31, 2001 between iExalt,
                  Inc. and 711.NET, Inc. (filed as Exhibit 2.4 to the Company's
                  Current Report on Form 8-K, as filed with the Commission on June 8, 2001, is incorporated herein by reference).



         *10.32 Purchase and Sale Agreement dated November 2, 2001 between iExalt, Inc. and UMC Ten Broeck.

         *21.1    List of Subsidiaries

         ---------------
                 *Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               iExalt, Inc.


               By: /s/ Donald W. Sapaugh
                  ----------------------
                   Donald W. Sapaugh, Chairman/Chief Executive Officer/President November 27, 2001


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                          CAPACITY                          DATE
                  ---------                          --------                          ----
/s/ Donald W. Sapaugh              Director, Chairman of the Board,             November 27 , 2001
---------------------------          Chief Executive Officer and President
Donald W. Sapaugh                    (Principal Executive Officer)

/s/ Hunter M. A. Carr                       Director                            November 27 , 2001
---------------------------
Hunter M. A. Carr

 /s/ Victoria R. A. Carr                    Director                            November 27 , 2001
---------------------------
Victoria R. A. Carr

 /s/ Morris H. Chapman              Director, Chairman - Compensation           November 27 , 2001
---------------------------           Committee
Morris H. Chapman

/s/ Dane West                       Director, Chairman - Audit                  November 27 , 2001
---------------------------           Committee
Dane West

/s/ Raymond Corson                  Director                                    November 27 , 2001
---------------------------
Raymond Corson

/s/ Russell Ivy                     Executive Vice President/Chief              November 27 , 2001
---------------------------           Operating Officer
Russell Ivy

/s/ Chris L. Sisk                   Executive Vice President/CFO, (Principal    November 27 , 2001
---------------------------           Financial and Accounting Officer)
Chris L. Sisk