Form 10QSB
period 2001-11-30
IEXALT INC
filed 2002-01-14
CIK 313625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001



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

                       December 28, 2001: 1,407,225 Shares

Transitional Small Business Disclosure Format (check one):  YES[ ]   NO [XX]
                                  iEXALT, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
     Part I      Financial Information                                                                        -----
                          Item 1           Condensed Consolidated Financial Statements                           3

                          Item 2           Management's Discussion and Analysis of Financial Condition          19
                                           and Results of Operations

     Part II     Other Information

                          Item 1           Legal                                                                25

                          Item 2           Changes in Securities                                                26

                          Item 6           Exhibits and Reports on Form 8-K                                     26

                                                                                                                31
                          Signatures

Part I - Item 1. Condensed Consolidated Financial Statements.


                       iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                 November 30,        August 31,
                                                                                     2001               2001
                                                                                 (Unaudited)
                                                                                 --------------     --------------
CURRENT ASSETS
    Cash and cash equivalents                                                    $       24,801     $       80,466
    Accounts receivable, trade, net of allowance for doubtful accounts                  665,097            762,201
    Accounts receivable, other and notes receivable, net of allowance for
    doubtful accounts                                                                 1,046,374            189,177

    Accounts receivable, affiliate                                                       27,051             22,874
    Inventory, prepaid expenses and other current assets                                290,120            394,620
                                                                                 --------------     --------------

    TOTAL CURRENT ASSETS                                                              2,053,443          1,449,338

PROPERTY AND EQUIPMENT, net                                                             400,440            568,029

OTHER ASSETS
    Goodwill and other intangible assets, net                                         2,626,443          4,271,540
    Other assets, net                                                                   172,353            166,361
                                                                                 --------------     --------------
                                                                                 $    5,252,679     $    6,455,268
                                                                                 --------------     --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings                                                        $      806,506     $      758,744
    Notes payable to shareholders                                                       545,000            545,000
    Current maturities of long-term debt                                                621,847            630,941
    Current maturities of obligations under capital lease                                 6,248              7,969
    Accounts payable, trade                                                           1,890,953          1,399,047
    Accounts payable, affiliate                                                          68,314             54,429
    Deferred revenue                                                                    334,751            489,742
    Other accrued liabilities                                                           551,920            689,881
                                                                                 ---------------    --------------
    TOTAL CURRENT LIABILITIES                                                         4,825,539          4,575,753
                                                                                 --------------     --------------
LONG-TERM DEBT                                                                            7,546             60,953
OBLIGATIONS UNDER CAPITAL LEASE                                                           1,411              1,411
                                                                                 ---------------     --------------

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
    issued and outstanding                                                                   --                --
    Common stock, $.05 par value, 2,000,000 shares authorized, 1,386,225 and
    1,346,341 shares, issued and outstanding, respectively                               69,311             67,317
    Paid-in capital                                                                  19,556,940         19,424,686
    Deferred Compensation                                                              (450,938)          (524,062)
    Retained deficit                                                                (18,757,130)       (17,150,790)
                                                                                 --------------     --------------
    TOTAL SHAREHOLDERS' EQUITY                                                         418,183           1,817,151
                                                                                 --------------     --------------
                                                                                 $    5,252,679     $    6,455,268
                                                                                 ==============     ==============

See accompanying notes.

                       iEXALT, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended November 30,
                                                                                  ----------------------------------
                                                                                      2001                   2000
                                                                                  ------------           -----------

REVENUES                                                                           $ 1,771,998            $ 2,446,989
COST OF SALES AND SERVICES                                                           1,300,709              1,711,579
                                                                                   -----------            -----------
GROSS PROFIT                                                                           471,289                735,410

SELLING, GENERAL, AND ADMINISTRATIVE                                                   619,346              2,571,483
PAYROLL COSTS                                                                          589,806                633,554
DEPRECIATION AND AMORTIZATION                                                           34,453                 83,165
LOSS/(GAIN) ON DISPOSAL OF ASSETS                                                           --                153,262
IMPAIRMENT OF LONG LIVED ASSETS                                                        605,629                     --
                                                                                   -----------            -----------

LOSS FROM OPERATIONS                                                                (1,377,945)            (2,706,054)

OTHER INCOME (EXPENSES)
           Interest income                                                               9,505                  2,977
           Interest expense                                                            (33,626)               (37,566)
                                                                                   -----------            -----------

LOSS BEFORE INCOME TAXES                                                            (1,402,066)            (2,740,643)
INCOME TAXES                                                                                --                     --
                                                                                   -----------            -----------
LOSS FROM CONTINUING OPERATIONS                                                     (1,402,066)            (2,740,643)
LOSS FROM DISCONTINUED OPERATIONS                                                      (92,625)                    --
LOSS FROM DISPOSAL OF ASSETS OF DISCONTINUED OPERATIONS                               (111,649)                    --
                                                                                   -----------            -----------
NET LOSS                                                                           $(1,606,340)           $(2,740,643)
                                                                                   -----------            -----------
NET LOSS PER SHARE                                                                     $ (1.18)               $ (4.41)
                                                                                   -----------            -----------
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                       1,362,108                621,430
                                                                                   -----------            -----------



See accompanying notes.

                       iEXALT, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                     Common
                                     Stock                                        Receivable                       Total
                                --------------------    Paid-In      Deferred        from         Retained      Shareholders
                                Shares      Amount      Capital     Compensation  Shareholder     Deficit          Equity
                                --------------------------------------------------------------------------------------------

BALANCE August 31, 2000            572,937   $ 28,647   $ 9,810,457 $          --   $ (9,239)  $ (8,075,282)      $  1,754,583

Issuance of stock for
  acquisitions                     108,803      5,441     4,175,469            --         --            --           4,180,910
Issuance of stock for
  dispositions                       5,500        275       188,912            --         --            --             189,187
Issuance of stock for cash          54,008      2,700       732,299            --         --            --             734,999
Issuance of stock for
  services                         162,759      8,137     1,528,709      (585,000)        --            --             951,846
Amortization of deferred
  compensation                          --         --            --        60,938         --            --              60,938
Issuance of stock for
  loans, settlements &
  debenture conversions            430,334     21,517     1,807,390            --      9,239            --           1,838,146
Exercise of options                 12,000        600        11,400            --         --            --              12,000
Issue stock
  options/warrants                      --         --     1,170,050            --         --            --           1,170,050
Net loss                                --         --            --            --         --     (9,075,508)        (9,075,508)
                                ----------------------------------------------------------------------------------------------
                                 1,346,341   $ 67,317   $19,424,686    $ (524,062) $      --   $(17,150,790)     $   1,817,151
BALANCE August 31, 2001

Issuance of stock for
  acquisitions                       6,500        325        15,763            --         --             --              16,088
Issuance of stock for
  services                           7,670        383        23,777            --         --             --              24,160
Amortization of deferred
  compensation                          --         --            --        73,124         --             --              73,124
Issuance of stock for
   loans, settlements
   & debenture conversions          25,714      1,286        88,714            --         --             --              90,000
Issue stock
  options/warrants                      --         --         4,000            --         --             --               4,000
Net loss                                --         --            --            --         --      (1,606,340)        (1,606,340)
                                -----------------------------------------------------------------------------------------------
BALANCE November 30, 2001        1,386,225   $ 69,311   $19,556,940    $ (450,938) $      --    $(18,757,130)    $      418,183
                                -----------------------------------------------------------------------------------------------


See accompanying notes.

                       iEXALT, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended November 30,
                                                                              ------------------------------
                                                                                   2001              2000
                                                                              ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                               $ (1,606,340)      $ (2,740,643)
       Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                46,461             83,165
       Loss on disposition of assets                                                    --            153,262
       Loss on disposition of assets from discontinued operations                  111,649                 --
       Impairment of long lived assets                                             605,629                 --
       Non-cash expense of issuing stock options/warrants                            4,000          1,300,898
       Compensation and other expense for common shares issued for                  97,284            344,356
       services
       Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                       174,179             12,931
         Inventory, prepaid expenses and other current assets                      153,953           (103,284)
         Other assets                                                               (5,992)           (90,364)
         Accounts payable                                                          525,383            115,744
         Deferred revenue                                                         (154,991)           (80,138)
         Other accrued expenses                                                    (96,002)           (71,602)
                                                                              ------------       ------------
       Net cash used in operating activities                                      (144,787)        (1,075,675)
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash from acquisitions                                                       --            123,775
       Purchases of property and equipment                                          (2,880)           (29,282)
                                                                              ------------       ------------
       Net cash (used)/provided by investing activities                             (2,880)            94,493
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                           --            560,000
       Proceeds from exercise of options                                                --             12,000
       Proceeds from borrowings from shareholders                                       --             55,000
       Payment on borrowings from shareholders                                          --            (12,000)
       Proceeds from issuance of debt                                              183,646            564,609
       Payments of capital lease obligations                                        (1,721)            (7,764)
       Repayments of debt                                                          (89,923)           (44,201)
                                                                              ------------       ------------
       Net cash provided by financing activities                                    92,002          1,127,644
                                                                              ------------       ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                               (55,665)           146,462
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      80,466            278,164
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     24,801            424,626
                                                                              ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                                $     22,508             23,249



See accompanying notes.

                       iEXALT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION - iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, produces the Life Perspectives radio program five nights per week and is affiliated with a youth-oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speaker's bureaus dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides through the Internet a cutting-edge, information-packed, online monthly newsletter for local youth programs. Through November 30, 2001 iExalt provided psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. This business segment as more fully discussed in NOTE B has been sold.

          CONDITIONS AFFECTING ONGOING OPERATIONS - The Company is currently dependent upon external debt and equity financing to continue operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for the Company's cash needs. New debt or equity capital, if available may have provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its operations. If the Company were unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet. In this regard, assets that generally suffer the greatest decline in value include; receivables as customers recognizing the entity's problems consider not paying their bills, inventories lose value as the entity no longer has the capability to market and distribute its products to customers, goodwill and other intangibles which represents amounts paid in excess of the net book value of assets and companies purchased generally have no value as operations cease, and property and equipment is often sold for small percentages of net book value reflected on the accounting records. Consequently, in the event the Company is unable to continue as a going concern, its assets as currently reflected on the accompanying balance sheet would provide little in the way of funds to reduce the Company's significant debt load and liabilities. Based on this assessment, nothing would remain for the Company's shareholders and investors should the Company not remain in business.

          Management believes that net proceeds of future sales of assets, if any, anticipated securities offerings and revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations in the near term. However, the asset sales may not occur, the anticipated securities offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the needs of the Company's business plans or the Company's revenues may not be adequate or realized as projected. The Company's current deficit working capital is not sufficient to cover cash requirements for the balance of the current quarter or fiscal year or sufficient to allow the Company to remain in business. Consequently, the Company may not ever become profitable and could soon fail as a going concern. Accordingly, management and its independent accountants believe that; period-to-period comparisons of results of operations or anticipated future events should not be relied upon as an indication of positive future results of operations or future profitability, and continuance as a going concern may not be achieved.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          Management continues to seek merger and acquisition opportunities for possible growth and profitability within its business planning activities and these possibilities along with other factors will impact future operations. However, possible merger and acquisition opportunities leading to enhanced cash flow and profitability cannot be assured.

          The Company's deficit working capital, its lack of access to the debt and equity markets, and its small market cap among other things, significantly limits the Company's ability to successfully attract quality merger and acquisition candidates.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at November 30, 2001 and the Company's consolidated results of operations and cash flows for the three month periods ended November 30, 2001 and November 30, 2000. Interim period results are not necessarily indicative of the results that may be expected for an entire year.

          These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001, including the financial statements and notes thereto.

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

          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality institutions and limits the credit exposure to any one institution. The Company's accounts receivable primarily arise from sales to customers and generally do not require collateral. The Company periodically evaluates its credit exposure with its customers. Included in accounts receivable, other and other assets at November 30, 2001 are receivables in the amount of $288,000 and $360,000, respectively due the Company from the purchaser of selected assets of CleanWeb, one of the Company's subsidiaries. In September 2001, the purchaser filed under the federal bankruptcy statutes to seek protection as it reorganizes and the Company fully reserved all of the note receivable.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions or agreements. In July, 2001 the FASB issued statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Statement No, 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under Statement 142, goodwill will no longer be amortized over its estimated useful life, but instead be tested for impairment at least annually. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001 will immediately be subject to the provisions of Statement No. 142. The Company adopted Statement No. 142 effective September 1, 2001. At November 30, 2001, the Company had $1,844,417 in intangible goodwill that will no longer be amortized under this statement. However, at least annually the Company must test all intangible assets to determine the amount of impairment, if any. Consequently, and due in substantial part to; the Company's and its subsidiaries inability to generate positive cash flow and working capital; lack of profitability and equity capital, large adjustments to intangibles may result from impairment testing.

          IMPAIRMENT OF LONG LIVED ASSETS - When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers the discounted net cash flows to value the assets at estimated fair market value as opposed to the net book value in determining any potential impairment.

          In August 2001, management recognized an impairment loss in the aggregate amount of $1,103,133 with respect to the discontinued activities of Global Christian Network ($1,075,258) and Global Solutions ($27,875), two subsidiaries of the Company. The Company purchased Global Christian Network in March 2001 and Global Solutions in November 1999.

          In September 2001, iExalt was notified that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed for protection from creditors to reorganize under the federal bankruptcy statutes. Based on the information available at that time management determined that the Company should recognize at August 31, 2001 an impairment in the amount of $1,340,312 to these assets including the promissory note, common stock value of 711.NET, Inc. and some of the goodwill. Based upon the results of the preliminary bankruptcy hearings in December 2001, management no longer anticipates the reclaiming of the CleanWeb customer base and does not expect to collect any notes receivable owed by 711.NET. As a result, management impaired the remaining goodwill of $500,000 effective November 30, 2001.

          Management has learned that the primary advertising provider of ListenFirst.com, one of the Company's subsidiaries, unexpectedly discontinued operations as of December 31, 2001. ListenFirst.com provides an internet website for Christian music. Its advertising providers are critical to ListenFirst.com achieving and maintaining profitability. The Company is currently operating ListenFirst.com's website; however management is not optimistic about obtaining other advertising providers that will allow the subsidiary to achieve and maintain profitable operations. Accordingly, management impaired goodwill associated with ListenFirst.com of $105,629 at November 30, 2001. Although management believes that no additional impairment of goodwill and other intangibles is required at this time, additional impairment losses may be required in the near term.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ substantially from those estimates.

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

          REVERSE STOCK SPLIT - In December 2001, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock. Every 50 shares of iExalt, Inc. common stock, $0.001 par value per share, is to be converted to one share of iExalt, Inc. common stock, $0.05 par value, and each shareholder will be entitled to receive a payment for any fractional shares that result from the split. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of 50 to one. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective September 1, 2000. The new stock symbol is IEXA and CUSIP number is 451691 20 8. The Company for voting, distribution, or other purposes will not recognize certificates representing the pre-split shares. Old certificates must be replaced with new certificates.


NOTE B    ACQUISITIONS AND DISPOSITIONS

          On November 30, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $16,088.

          On November 30, 2001 the Company sold certain assets of PremierCare including the assets related to the Rapha and Barnabus Christian Counseling Network business to UMC Ten Broeck, Inc. ("Buyer"). Excluded from the asset sale is PremierCare's cash, accounts receivable, and receivable from related parties. The Buyer did not assume any liabilities except those liabilities outlined in the agreement. The purchase price was $1,000,000 cash at closing plus deferred payments equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA, however, it is not possible at this time to determine whether future earnings from the PremierCare assets will be sufficient to exceed the EBITDA threshold, consequently it is not possible to determine whether the Company will receive any future payments from this arrangement. As part of the sale, the Company entered into a shared services agreement, whereby management of the Company will provide consulting services to the Buyer during the two-year period. In addition, the Company will provide advertising and marketing
                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          services to the Buyer to promote the growth strategy of PremierCare for a term of not less than three years. Based on the facts and circumstances existing at the conclusion of the Company's fiscal year end August 31, 2001 and currently existing, management of the Company is of the opinion that the service contract has an estimated value of approximately $750,000. Consequently, some of the goodwill, which represented a portion of the excess cost paid by the Company over the net book value of PremierCare's assets at the date purchased by the Company will be retained on the Company's books, treated as an intangible asset and amortized over a one-year period, commencing December 31, 2001, on a straight-line basis. This estimate is subject to significant near term impairment should future operating results of the sold operating assets of PremierCare not be sufficient to generate an adequate amount of earnings.

          Had the $750,000 in goodwill, which is now being retained on the Company's financial statements as an intangible asset been written off at the time the Company sold PremierCare's assets, the Company would have recognized an additional $750,000 loss from disposal of assets from discontinued operations. If the additional losses had been recognized at August 31, 2001 or November 30, 2001, depending primarily upon when the asset sale was recognized, net losses would have amounted to $9,825,508 or $2,356,340, respectively. Net loss per share at August 31, 2001 or November 30, 2001 would have amounted to $
          12.59 or $1.73, respectively. Due to the nature of the intangible asset, it is not possible to ascertain whether this asset has any future value or will contribute to the Company's earnings. This estimate is subject to significant near term impact if future operating results are not indicative of management's estimates. Additionally, the Company's obligation to settle with PsyCare (seller of Rapha to iExalt) in October 2002 for possible additional shares of the Company's common stock remains with the Company.

          The following unaudited pro forma combined results of operations of the Company for the three months ended November 2001 and 2000 assume significant acquisitions and dispositions had occurred as of the beginning of the respective periods.




                                                                    PRO FORMA
                                                          THREE MONTHS ENDED NOVEMBER 30,
                                                          ------------------------------
                                                               2001             2000
                                                         --------------   --------------

        Revenues                                      $    1,771,998    $     1,478,995
        Loss from operations                          $   (1,377,945)   $    (2,736,333)
        Net loss                                      $   (1,402,066)   $    (2,765,852)
        Net loss per share                            $        (1.03)   $         (4.27)
        Pro Forma Weighted Average Number of
         Shares Outstanding                                1,362,108            648,373


          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the significant acquisitions and dispositions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE C     PROPERTY AND EQUIPMENT

                                                                          November 30,         August 31,
                                                                             2001                2001
                                                                        --------------       ------------

           Computer equipment and software                              $     348,439        $  347,582
           Furniture, fixtures and office equipment                           199,174           211,061
           Automobiles                                                         12,000           190,091
           Leasehold improvements                                              42,036            42,036
                                                                        -------------       -----------
                                                                              601,649           790,770
           Less accumulated depreciation                                     (201,209)         (222,741)
                                                                        -------------       -----------
                                                                        $     400,440        $  568,029
                                                                        =============       ===========




NOTE D     SHORT-TERM BORROWINGS


                                                                               November 30,      August 31,
                                                                                  2001              2001
                                                                               -----------       ---------

     Revolving line of credit with bank, interest at prime payable monthly, due December 18, 2000, guaranteed by
     shareholder                                                     (1)        $150,000 *       $ 150,000
     Bridge loan, non-interest bearing, due March 22, 2001           (2)          90,000 *         180,000
     Convertible debenture, due July 15, 2002, interest at
     14%, payable monthly                                            (3)         122,750           165,936
     Promissory note, due December 31, 2001, interest at
     21%                                                             (4)          75,000            75,000
     Convertible debenture, interest at 11%, payable after
     six months of advance on December 29, 2001                      (5)         131,000           100,000
     Promissory note, due November 10, 2002, interest at
     14%, net of discount ($4,000)                                   (6)          46,000                --
     Promissory note, due December 12, 2001, interest at
     14%                                                             (7)         100,000                --
     Other unsecured revolving lines of credit in the form
     of credit cards with interest ranging from 11.9% to
     22.9%, payable monthly                                                       91,756            87,808
                                                                               ---------         ---------
                                                                               $ 806,506         $ 758,744
                                                                               =========         =========


          (*) Debt is in default at November 30, 2001 due to lack of payment.

          (1) In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999 and guaranteed by a shareholder without the Company's authority. To date the bank has provided forbearance and the Company continues to make interest payments and is working with the bank to develop a mutually agreeable plan to repay the debt. This note is subject to the litigation with Jack Tompkins as more fully discussed in NOTE K.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                        (Unaudited)


          (2) On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $8.50 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase 20,000 shares of the Company's common stock at $56.50 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, provide a bridge loan of $180,000, convert no more than 99,000 shares if the bridge loan was fully paid, adjust the conversion price per share to $3.50 or fifty percent of the market price at the exercise date, and adjust the exercise price of outstanding warrants to $10.50. In August 2001, the Company issued 181,388 restricted shares of its common stock to the debenture holders in repayment of the $500,000 debentures and in October 2001, the Company issued 25,714 restricted shares of its common stock in payment of $90,000 of the bridge loan. In December 2001, the Company resolved the outstanding balance of the bridge loan by issuing 5,000 restricted shares of its common stock to the debenture holder.

          (3) On February 16, 2001, the Company agreed to issue $180,000 in the form of a non interest bearing convertible debenture. The debenture agreement provides for conversion of $90,000 of the principal for shares with a conversion price of $9.00 per share, is secured by existing and future accounts receivable of PremierCare along with a guarantee from a shareholder, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 20,000 of the Company's common shares as follows; 16,363 at an exercise price of $5.50 and 3,636 shares at an exercise price of $9.00. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company has agreed to make twelve monthly payments of $16,164.39 with the first installment due August 15, 2001 including 14% interest per annum, change the debenture conversion provision to $5.50 per share, and change the exercise price related to the warrants for the purchase of up to 20,000 shares to $5.50 per share. In December 2001, the Company repaid the loan in full.

          (4) On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 450 of the Company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $4.00 per share, allows for a placement fee of 2,000 of the Company's restricted common shares if funds are delivered prior to June 30, 2001, and matures on December 31, 2001. The conversion was exercised related to the $25,000 and a total of 6,410 of the Company's restricted common shares were issued to the debenture holder along with 5,150 common shares related to the placement fee and interest. In December 2001, the Company repaid the loan.

          (5) On August 14, 2001, the Company entered into a $140,000 loan agreement with Cresson Productions, Inc. Any borrowings are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants for 8,400 shares of the Company's common stock at an exercise price of $3.50 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of the Company's common stock which shares will be valued at the lesser of $10.00 per share or 75% of the average of the stock's closing price in the previous 5 trading days. As of November 30, 2001 the Company had received $131,000 in cash advances from Cresson Productions. In December 2001, the Company paid the outstanding balance by issuing 5,000 restricted shares of its common stock to the debenture holder.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          (6) On November 8, 2001, the Company entered into a $50,000 promissory note agreement with a holder of warrants to purchase shares of the Company's common stock. The loan bears interest at 14% and is payable in twelve monthly installments or in full upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.

          (7) On November 12, 2001, the Company entered into a $100,000 promissory note agreement. The loan bears interest at 14% and is payable in full within one month or upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.


NOTE E        NOTES PAYABLE TO SHAREHOLDERS

                                                                                  November 30,       August 31,
                                                                                     2001               2000
                                                                                 -------------       ----------

                   Non-interest bearing note payable to shareholder, due
                   on demand secured by all assets of NetXpress                $     350,000       $      350,000
                   Unsecured note payable to shareholder, 8% interest, due
                   on demand                                                         195,000              195,000
                                                                               -------------       --------------
                                                                               $     545,000       $      545,000
                                                                               -------------       --------------

          In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc. Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made, however, as of November 30, 2001, the net assets of iExalt, Inc. (Texas) had not exceeded $5,000,000; therefore, management does not believe there has been cause for demand of payment.

          During August 2000, U.S. Sporting Interests, LLC loaned the Company $195,000 under a demand note with an 8% interest rate. Demand for payment of the $195,000 has been made.


NOTE F         LONG-TERM DEBT


                                                                                  November 30,       August 31,
                                                                                     2001               2001
                                                                                  ------------       ----------

                   Note payable to bank, interest at prime payable quarterly, due June 30, 2001, unsecured, guaranteed by
                   shareholder                                                    $    550,000*     $  550,000
                   Vehicle notes payable, interest ranging from 1.9% to
                   14.25%, maturing June 2001 to June 2004, secured by
                   vehicles                                                                 --          90,785
                   Notes payable on various insurance policies                          69,894          44,256
                   Other unsecured notes payable, due on demand                          9,499           6,853
                                                                                  ------------      ----------
                                                                                       629,393         691,894
                   Less: current maturities                                            621,847         630,941
                                                                                  ------------      ----------
                                                                                  $      7,546      $   60,953
                                                                                  ============      ==========

  (*) Debt is currently in default at November 30, 2001 due to lack of payment.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          The note payable to the bank matured on June 30, 2001; however, the bank has provided forbearance and the Company continues to make interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. This note is subject to the litigation with Jack Tompkins as more fully discussed in NOTE K.


NOTE G    SHAREHOLDERS' EQUITY

          On October 15, 2001, the Company issued 25,714 shares of the Company's common stock for repayment of a $90,000 bridge loan that was due in March 2001.

          On October 29, 2001, the Company issued 7,670 shares of the Company's common stock for incentive compensation to various employees of the Company and selected speakers who contract to perform at events arranged by the Company's subsidiary, ChristianSpeakers.

          On November 30, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock.

NOTE H    STOCK OPTIONS AND WARRANTS

          On November 8, 2001, the warrant agreement between the Company and I. Leonards was amended to add an additional 10,000 shares of the Company's common stock and the warrant exercise price was reduced to $2.50 per share. A loan of $50,000 was advanced to the Company at an interest rate of 14% that was fully repaid in December 2001.

NOTE I    INCOME TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of November 30, 2001 the Company estimates an accumulated taxable net operating loss ("NOL") carry forward for income tax purposes of approximately $14.6 million, resulting in a deferred tax asset of $5.1 million. These carry forwards begin to expire in 2019 through 2020. Because U.S. tax laws limit the time during which NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.

NOTE J    BUSINESS SEGMENTS

          The Company's operations are grouped into three business segments based on types of service and delivery media: Internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives. Print publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare services consist of the counseling programs of PremierCare, Rapha and Barnabus, which were sold on November 30, 2001.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          The Company's reportable segment information for the three months ended November 30, 2001 and 2000 are as follows:

                Three Months           Internet &          Print            Health         Corporate/      Reporting
                    Ended              Technology      Publications        Services          Other          Segments
                November 30,
                ------------           ----------      ------------        ---------       ----------   ---------------
              Revenues:
                           2001    $     1,272,637  $        499,361  $           --    $           --   $     1,771,998
                           2000    $     1,123,228  $        472,556  $      851,205    $           --   $     2,446,989

              Gross Profit:
                           2001    $       344,552  $        126,737  $           --    $           --   $       471,289
                           2000    $       256,305  $        169,849  $      309,256    $           --   $       735,410

              (Loss)/Income -- Operations:
                           2001    $     (781,099)  $      (133,781)  $           --    $     (463,065)  $    (1,377,945)
                           2000    $     (393,300)  $       (28,505)  $       49,616    $   (2,333,865)  $    (2,706,054)

              Depreciation /
               Amortization:
                           2001    $        13,587  $         10,575  $           --    $       10,291   $        34,453
                           2000    $        33,928  $         21,128  $       22,425    $        5,684   $        83,165

              Assets:
                           2001    $     1,480,804  $      1,272,038  $           --    $    2,499,837   $     5,252,679
                           2000    $     4,158,204  $      1,416,747  $    1,725,490    $      901,491   $     8,201,932

          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:

                                                                            Three Months Ended November 30,
                                                                        -------------------------------------
                                                                             2001                     2000
                                                                        ---------------           ------------

                Gross profit of reportable segments                     $       471,289           $    735,410
                     Other expenses                                           1,849,234              3,441,464
                                                                        ---------------           ------------
                Loss from operations                                         (1,377,945)            (2,706,054)
                Other Income/(Expense)
                     Interest income/other                                        9,505                  2,977
                     Interest expense                                           (33,626)               (37,566)
                                                                        ---------------           ------------
                Net Loss                                                $    (1,402,066)          $ (2,740,643)
                                                                        ---------------           ------------


          Revenues totaled $1,771,998 for the three months ended November 30, 2001, which is a 28% decrease compared to revenues from the three months ended November 30, 2000. Decreases to revenue are attributable to the sale of the assets within the healthcare segment. Revenues from the healthcare segment for the three months ended November 30, 2001 totaled $872,502 and expenses totaled $965,127, which are shown net as results from discontinued operations. Gross profit for the three months ended November 30, 2001 totaled $471,289 compared to $735,410 for the three months ended November 30, 2000, which is a decrease of 36% due primarily to reflecting the gross profit from the healthcare segment as a part of the loss from discontinued operations. Assets related to the Health Services segment were sold in the quarter ended November 30, 2001 resulting in a loss on
                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          disposal of assets of $111,649 which is reflected as loss from discontinued operations on the accompanying condensed consolidated statement of operations.

NOTE K    CONTINGENCIES

          As more fully discussed in NOTE A, the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, had filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. Even though definitive action may not be realized for some time and much uncertainty exists related to the outcome of the bankruptcy, the Company recognized impairment charges at August 31, 2001 and an additional amount at November 30, 2001. Any future payments received from 711.NET, if any will be considered income when received. Also included within the period ended November 30, 2001 is a $105,629 impairment loss related to ListenFirst.com, a subsidiary of the Company. Management has learned that the primary advertising provider of ListenFirst.com unexpectedly discontinued operations as of December 31, 2001. Although the Company continues to operate ListenFirst.com, other significant advertising providers may not be obtained and the Company may be forced to discontinue these operations in the near future. Management believes that no additional impairment of goodwill and other intangibles is required at this time.

          In November 2001 the Company received notice of a lawsuit from Atrium Associates Limited Partnership for failure to make lease payments in accordance with the lease term for office space in Houston, Texas. Management and counsel are evaluating the claim. The Company has not accrued a contingency toward a settlement resulting from resolution of future negotiations.

          In December 2001 the Company received notice of a lawsuit from Jack Tompkins requesting the Court to declare the Settlement and Mutual Release Agreement dated on or about October 5, 2001 to be enforceable in all of its terms. Specifically that the Company deliver collateral consisting of the receivables of PremierCare to J. P. Morgan Chase ("Chase") for the proposed restructured indebtedness related to the $550,000 bank loan. The Company proposed alternative collateral; however, Chase has not accepted. Management and counsel are evaluating the lawsuit. The Company has not accrued any contingent liability toward a settlement.

          In the future we may be party to litigation arising from the ordinary course of our business. Our insurance coverage may not be adequate to cover all liabilities arising out of any such claims that may be initiated in the future. A lack of sufficient insurance coverage may have an adverse effect on our business, financial condition, and operating results.


NOTE L    SUBSEQUENT EVENTS

          In December 2001, the Company issued 1,000 shares of its common stock and $5,000 to acquire the assets related to the "Youth Conference" including but not limited to the trade names and goodwill of the Youth Conference, all software, or other electronic information and all physical copies of all data bases to support the bookings and author relationships including URL's, work in progress, proformas, and contracts.

          In December 2001, the Company issued 5,000 shares of its common stock for payment in full of any obligation related to the remaining $90,000 bridge loan and the convertible debenture of $131,000 related to Cresson Productions, Inc.

                       iEXALT, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          In December 2001, the Company issued 10,000 shares of its common stock for payment in full of any obligation related to the consulting agreement between the Company and Consulting and Strategy.

          In December 2001, the Company issued 5,000 shares of its common stock for settlement with the former owners of PremierCare LLC in regards to the earn out provisions of the purchase and sale agreement.

          As more fully discussed in NOTE A, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock as of December 28, 2001 record date.

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

General

      iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, produces a radio program five nights per week, is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speakers bureaus dedicated to Christian speakers, and an agency that provides Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides, through the Internet, a cutting-edge information-packed, online monthly newsletter for local youth programs called the Parent Link. iExalt provided psychiatric counseling services for senior citizens from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities through November 30, 2001 at which time this business segment was sold.

      iExalt is a company formed to meet the needs of the Christian community. Our vision is to reflect Jesus Christ by providing the highest quality Christian products, services and technology solutions. iExalt's primary goals are as follows:

              --   Media:           iExalt will acquire, develop and expand our
                                    influence through print, radio, television
                                    and the Internet
              --   Migration:       iExalt will migrate each company in the
                                    iExalt family to a Web related strategy
              --   Market:          iExalt will enter fields where we can
                                    reasonably expect to be the dominant entity
              --   Ministry:        iExalt must ensure that each company within
                                    the family of iExalt companies has
                                    a ministry focus, and shares our commitment
                                    to the Christian faith
              --   Monetary:        iExalt must create positive returns for our
                                    shareholders


      iExalt, Inc., ("iExalt" or "Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations. The Company consummated a merger (hereinafter referred to as the "Merger") on September 1, 1999 with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an approximate 89% ownership interest in the Company. The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquiror for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc.

      On September 19, 2001 the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, had filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. Even though definitive action may not be realized for some time and much uncertainty exists related to the outcome of the bankruptcy, the Company recognized impairment charges both at August 31, 2001 and an additional amount at November 30, 2001. Any future payments received from 711.NET, if any will be considered income when received. Also included within the period ended November 30, 2001 is a $105,629 impairment loss related to ListenFirst.com, a subsidiary of the Company. Although the Company continues to operate ListenFirst.com, other advertising providers may not be obtained and the Company may be forced to discontinue these operations in the near future. Management believes no additional impairment of goodwill and other intangibles is required at this time.

      On November 30, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock. These assets were consolidated with PremierCare operations and sold.

      On November 30, 2001 the Company sold certain assets of PremierCare including the assets related to the Rapha and Barnabus Christian Counseling Network business to UMC Ten Broeck, Inc. ("Buyer"). Excluded from the asset sale is PremierCare's cash, accounts receivable, and receivable from related parties. The Buyer did not assume any liabilities except those liabilities outlined in the agreement. The purchase price was $1,000,000 cash at closing plus deferred payments equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA, however, it is not possible at this time to determine whether future earnings from the PremierCare assets will be sufficient to exceed the EBITDA threshold, consequently it is not possible to determine whether the Company will receive any future payments from this arrangement. . As part of the sale, the Company entered into a shared services agreement, whereby management of the Company will provide consulting services to the Buyer during the two-year period. In addition, the Company will provide advertising and marketing services to the Buyer to promote the growth strategy of PremierCare for a term of not less than three years. Based on the facts and circumstances existing at the conclusion of the Company's fiscal year end August 31, 2001 and currently existing, management of the Company is of the opinion that the service contract has an estimated value of approximately $750,000. Consequently, some of the goodwill, which represented a portion of the excess cost paid by the Company over the net book value of PremierCare's assets at the date purchased by the Company will be retained on the Company's books, treated as an intangible asset and amortized over a one-year period, commencing December 31, 2001, on a straight-line basis. This estimate is subject to significant near term impairment should future operating results of the sold operating assets of PremierCare not be sufficient to generate an adequate amount of earnings.

Had the $750,000 in goodwill, which is now being retained on the Company's financial statements as an intangible asset been written off at the time the Company sold PremierCare's assets, the Company would have recognized an additional $750,000 loss from disposal of assets from discontinued operations. If the additional losses had been recognized at August 31, 2001 or November 30, 2001, depending primarily upon when the asset sale was recognized, net losses would have amounted to $9,825,508 or $2,356,340, respectively. Net loss per share at August 31, 2001 or November 30, 2001 would have amounted to $ 12.59 or $1.73, respectively. Due to the nature of the intangible asset, it is not possible to ascertain whether this asset has any future value or will contribute to the Company's earnings. This estimate is subject to significant near term impact if future operating results are not indicative of management's estimates. Additionally, the Company's obligation to settle with PsyCare (seller of Rapha to iExalt) in October 2002 for possible additional shares of the Company's common stock remains with the Company.

      In December 2001, the Company issued 1,000 shares of its common stock and $5,000 to acquire the assets related to the "Youth Conference" including but not limited to the trade names and goodwill of the Youth Conference, all software, or other electronic information and all physical copies of all data bases to support the bookings and author relationships including URL's, work in progress, proformas, and contracts.

      In December 2001, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock. Every 50 shares of iExalt, Inc. common stock, $0.001 par value per share, was converted to one share of iExalt, Inc. common stock, $0.05 par value, and each shareholder was entitled to receive a payment for any fractional shares that result from the split. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of 50 to one. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective September 1, 2000. The new stock symbol is IEXA and CUSIP number is 451691 20 8. The Company for voting, distribution, or other purposes will not recognize certificates representing the pre-split shares. Old certificates must be replaced with new certificates.

      iExalt has a limited operating history upon which an evaluation of business results can be based. The company is involved in a dynamic and rapidly developing technology and is attempting to incorporate the tremendous power of the Internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. Partnered with its technology efforts, iExalt is also providing products and services through various channels. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred significant net losses since its inception and expects to continue to operate at a loss unless its companies can generate revenues in excess of expenditures at a future date. As of November 30, 2001, iExalt has experienced a cumulative deficit of $18,757,130 comprised of both cash and non-cash components.
Although management's plans may not be successful, it has been determined that the Company will emphasize the monetary goal, and to that end, will execute plans that may increase revenues while simultaneously seeking acquisitions that add immediate positive value to earnings. The Company's deficit working capital, its lack of access to the debt and equity markets, and its small market cap among other things, significantly limits the Company's ability to successfully attract quality merger and acquisition candidates.

Results of Operations

       Our operating units are grouped into three business segments based on types of service and delivery media: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. Internet & Technology Applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives radio. Print Publications consist of Christian Happenings, Christian Times, and Christian Blue Pages. Healthcare Services consist of the counseling programs of PremierCare, Rapha and Barnabus which were sold on November 30, 2001.

      Net loss for the three months ended November 30, 2001 totaled $1,606,340 compared to a net loss of $2,740,643 for the three months ended November 30, 2000, which represents an improvement of 41%. The loss as of November 30, 2001 includes significant non-cash expenses totaling $865,023 related to impairment of CleanWeb and ListenFirst.com assets, depreciation, amortization, common stock shares issued for services, stock options or warrants that were issued and loss on disposition of assets. Excluding these non-cash expenses, the loss for the three months ended November 30, 2001 was $741,317.

Revenues

      Internet & Technology Applications generate revenues from product sales, speaker fees, artists fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising and ticket service fees. Healthcare Services revenues were earned from hospitals for providing services in accordance with our contracts. Total revenues from continuing operations were $1,771,998 for the three months ended November 30, 2001 compared with $2,446,989 for the three months ended November 30, 2000. Decreases to revenue are attributable to the sale of the assets within the healthcare segment. Revenues from the healthcare segment for the three months ended November 30, 2001 totaled $872,502, which are shown net as loss from discontinued operations in the financial statements. Revenues for continuing operations by segment for the two periods are as follows:



                                                                          Three Months Ended November 30,
                                                                      -------------------------------------
                                                                      2001                             2000
                                                                      ----                             ----
      REVENUES                                               AMOUNT        PERCENT            AMOUNT        PERCENT
                                                             ------        -------            ------        -------

      Internet and Technology Applications            $       1,272,637         72%     $    1,123,228           46%
      Print Publications                                        499,361         28%            472,556           19%
      Healthcare Services                                            --         --%            851,205           35%

      Cost of Sales and Services


      Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers and artists, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. Healthcare Services Cost of Sales and Services was primarily direct personnel costs. Decreases to total costs are attributable to the sale of the assets within the healthcare segment. Cost of sales and services from the healthcare segment for the three months ended November 30, 2001 totaled $651,216, which are shown net as loss from discontinued operations in the financial statements. The Cost of Sales and Services was $1,300,709 for the three months ended November 30, 2001 compared with $1,711,579 for the three months ended November 30, 2000. Cost of Sales and Services by segment for the two periods is shown below:

                                                                          Three Months Ended November 30,
                                                                      -------------------------------------
                                                                      2001                            2000
                                                                      ----                            ----
      COST OF SALES AND SERVICES                              AMOUNT       PERCENT             AMOUNT       PERCENT
                                                              ------       -------             ------       -------

      Internet and Technology Applications            $         928,085        71%         $     866,923        51%
      Print Publications                                        372,624        29%               302,707        18%
      Healthcare Services                                          -            -%               541,949        31%


      Selling, General and Administrative

      Selling, General and Administrative costs for Internet & Technology Applications primarily include personnel and advertising costs. Selling, General and Administrative costs for Print Publications consist of personnel and communication services. Healthcare Selling, General and Administrative costs are primarily personnel, travel and transportation. Corporate overhead costs are primarily professional fees, costs of issuing stock options and warrants and costs of issuing shares for services.

      Selling, General and Administrative costs were $619,346 for the three months ended November 30, 2001 compared with $2,571,483 for the three months ended November 30, 2000. The reduction is primarily related to the significant one time cost of issuing options and warrants that were accounted for during the three months ended November 2000. Additionally, $59,782 in SG&A expense for PremierCare and Rapha for the three months ended November 30, 2001 was included in loss from discontinued operations, which is shown net in the financial statements.

       Selling, General and Administrative costs by segment for the two periods are shown below:

                                                                         Three Months Ended November 30,
                                                                     -------------------------------------
                                                                     2001                           2000
                                                                     ----                           ----
      SELLING, GENERAL, AND ADMINISTRATIVE                  AMOUNT        PERCENT          AMOUNT        PERCENT
                                                            ------        -------          ------        -------

      Internet and Technology Applications            $        221,911        36%      $   208,672            8%
      Print Publications                                        93,237        15%           87,481            3%
      Healthcare Services                                          -           -%           84,519            3%
      Corporate Overhead                                       304,198        49%        2,190,811           86%


      Payroll costs were $589,806 for the three months ended November 30, 2001 compared with $633,554 for the three months ended November 30, 2000. Reduction in payroll costs improved 7% compared to the three months ended November 30, 2000. Additionally, $239,489 in payroll costs for PremierCare and Rapha for the three months ended November 30, 2001 was included in loss from discontinued operations, which is shown net in the financial statements.


Liquidity and Capital Resources

      As of November 30, 2001, iExalt had $2,053,443 in current assets, $4,825,539 in current liabilities and a retained deficit of $18,757,130. We had a net loss of $1,606,340 for the three months ended November 30, 2001. Net cash used by operating activities for the period was $144,787.

       In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999 and guaranteed by a shareholder without the Company's authority. To date the bank has provided forbearance and the Company continues to make interest payments and is working with the bank to develop a mutually agreeable plan to repay the debt.

      In July 2000, iExalt borrowed $550,000 from a bank under a term loan that is due on June 30, 2001. A shareholder guaranteed the term loan. The bank has provided forbearance and the Company continues to service the debt with interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt.

      In connection with the acquisition of NetXpress, iExalt, Inc. (Texas) assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made, however, as of November 30, 2001, the net assets of iExalt, Inc. (Texas) had not exceeded $5,000,000; therefore, management does not believe there has been cause for demand of payment. Management is in discussion with the shareholder to resolve this issue.

      During August 2000, U.S. Sporting Interests, LLC loaned the Company $195,000 under a demand note with an 8% interest rate. Demand for payment of the $195,000 has been made. The Company is attempting to resolve this demand for payment in conjunction with the $350,000 NetXpress note.

      On September 20, 2000, the Company agreed to issue $500,000 in convertible debentures. The debentures bear interest at prime plus one half and were convertible into common stock at the lesser of $8.50 per share or fifty percent of the current market price. Principal and interest were due on October 20, 2000 but the due date was extended to January 15, 2001 and as additional consideration, the Company issued a five-year warrant to purchase 20,000 shares of the Company's common stock at $56.50 per share to the holders of the convertible debentures. The debenture holders subsequently agreed to again extend the due date to March 22, 2001, provide a bridge loan of $180,000, convert no more than 99,000 shares if the bridge loan was fully paid, adjust the conversion price per share to $3.50 or fifty percent of the market price at the exercise date, and adjust the exercise price of outstanding warrants to $10.50. In August 2001, the Company issued 181,388 restricted shares of its common stock to the debenture holders in repayment of the $500,000 debentures and in October 2001, the Company issued 25,714 restricted shares of its common stock in payment of $90,000 of the bridge loan. In December 2001, the Company resolved the outstanding balance of the bridge loan by issuing 5,000 restricted shares of its common stock to the debenture holder.

        On February 16, 2001, the Company agreed to issue $180,000 in the form of a non interest bearing convertible debenture. The debenture agreement provides for conversion of $90,000 of the principal for shares with a conversion price of $9.00 per share, is secured by existing and future accounts receivable of PremierCare along with a guarantee from a shareholder, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 20,000 of the Company's common shares as follows; 16,363 at an exercise price of $5.50 and 3,636 shares at an exercise price of $9.00. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company has agreed to make twelve monthly payments of $16,164.39 with the first installment due August 15, 2001 including 14% interest per annum, change the debenture conversion provision to $5.50 per share, and change the exercise price related to the warrants for the purchase of up to 20,000 shares to $5.50 per share. In December 2001, the Company repaid the loan in full.

        On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 450 of the Company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $4.00 per share, allows for a placement fee of 2,000 of the Company's restricted common shares if funds are delivered prior to June 30, 2001, and matures on December 31, 2001. The conversion was exercised related to the $25,000 and a total of 6,410 of the Company's restricted common shares were paid to the debenture holder along with 5,150 common shares related to the placement fee and interest. In December 2001, the Company repaid the loan.

      On August 14, 2001, the Company entered into $140,000 loan agreement with Cresson Productions, Inc. Any borrowings are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants for 8,400 shares of the Company's common stock at an exercise price of $3.50 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of the Company's common stock which shares will be valued at the lesser of $10.00 per share or 75% of the average of the stock's closing price in the previous 5 trading days. As of

November 30, 2001 the Company had received $131,000 in cash advances from Cresson Productions. In December 2001, the Company paid the outstanding balance by issuing 5,000 restricted shares of its common stock to the debenture holder.

        On November 8, 2001, the Company entered into a $50,000 promissory note agreement. The loan bears interest at 14% and is payable in twelve monthly installments or in full upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.

        On November 12, 2001, the Company entered into a $100,000 promissory note agreement. The loan bears interest at 14% and is payable in full within one month or upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.

      In December 2001, the Company received $1,000,000 in cash from the sale of the PremierCare subsidiary assets. The cash will be used to finance operations, repay certain debt and accounts payable and continue to grow through merger and acquisition opportunities. The Company's deficit working capital, its lack of access to the debt and equity markets, and its small market cap among other things, significantly limits the Company's ability to successfully attract quality merger and acquisition candidates.

      Our working capital requirements vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Working capital is critical to our on-going business and from inception has been provided through external investment instead of cash flow from the various businesses. Since inception, we have experienced negative cash flow from operations and expect this to continue unless significant increases to revenue from operations or additional profitable acquisitions along with further cost reductions are realized. The Company is currently dependent upon financing from external sources to remain in business and is anticipated to remain dependent at least through the end of fiscal 2002. Consequently, it is not expected that the internal source of liquidity will improve unless operating activities provide significant net cash, and until such time, we will need to rely upon external sources for liquidity.

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


FORWARD LOOKING INFORMATION

       This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, (v) general economic conditions, (vi) acts or threats of war, terrorism and the effects of such acts of or threats on the Company, (vii) the success or failure of management's efforts to implement the business strategy, (viii) the ability to develop profitable operations, (ix) the ability to attract and retain quality employees, and (x) other risks, which may be described in future filings with the SEC. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to be incorrect.

      We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

Part II - Item 1. Legal

      The Company is in settlement negotiations with General Mills over iExalt proprietary information included in the LightDog CD that was distributed by General Mills in over 18 million boxes of various cereals. iExalt has incurred at least $54,000 in damages to mitigate and cease distribution of this CD. iExalt has not accrued any award or settlement resulting from resolution of future negotiations with General Mills.

      As reported within the Form 10-KSB for fiscal 2000, the Company received written demand from three shareholders who had purchased shares of common stock and claimed the right to additional shares based on claimed anti-dilution provisions associated with their investment. The Company has held several discussions with the shareholders and expects to resolve the differences in a mutually beneficial manner. Though not formally resolved as of the date of this report, management has estimated that a contingent liability exists and accrued $200,000 as a potential liability for this demand.

      In October 2001, the Company received notice of a lawsuit from an individual suggesting the Company is obligated to pay the remaining balance of $25,500 related to a purchase and sale agreement whereby the Company purchased filtered software rights and the seller agreed to non-compete terms. The Company subsequently sold the filtered software rights in September 2000 to a buyer that assumed the obligation and remitted payments to the individual until June 2001. The Company has no obligation based on the assignment and as such has reflected no related contingent liability.

      The Company received notice of a lawsuit from an individual claiming he is due $45,000 pursuant to an employment agreement. Management asserts that no amount is due as he was terminated for cause. No amount has been accrued, as management believes the probability of any judgment against the Company is remote.

      In November 2001 the Company received notice of a lawsuit from Atrium Associates Limited Partnership for failure to make lease payments in accordance with the lease term for office space in Houston, Texas. Management and counsel are evaluating the claim. The Company has not accrued any expense toward a settlement resulting from resolution of future negotiations.

      In November 2001 the Company received notice of a lawsuit from Pyramid Plaza Operating Association, LC for failure to make lease payments in accordance with the lease term for office space in Lubbock, Texas. Management and counsel are evaluating the claim. The Company has not accrued any expense toward a settlement resulting from resolution of future negotiations.

       In December 2001 the Company received notice of a lawsuit from Jack Tompkins requesting the Court to declare the Settlement Agreement and Mutual Release to be enforceable in all of its terms. Specifically that the Company deliver collateral consisting of the receivables of PremierCare to J. P. Morgan Chase ("Chase") for the proposed restructured indebtedness related to the $550,000 bank loan. The Company proposed alternative collateral; however, Chase has not accepted. Management and counsel are evaluating the lawsuit. The Company has not accrued any expense toward a settlement resulting from resolution of future negotiations.

      In the future we may be party to litigation arising from the ordinary course of our business. Our insurance coverage may not be adequate to cover all liabilities arising out of any such claims that may be initiated in the future. A lack of sufficient insurance coverage may have an adverse effect on our business, financial condition, and operating results.

Part II - Item 2. Changes in Securities

      The following transactions involving unregistered securities occurred during the three months ended November 30, 2001, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended:

      On October 15, 2001, the Company issued 25,714 shares of the Company's common stock for repayment of a $90,000 bridge loan that was due in March 2001.

      On October 29, 2001, the Company issued 7,670 shares of the Company's common stock for incentive compensation to various employees of the Company and selected speakers who contract to perform at events arranged by the Company's subsidiary, ChristianSpeakers.

      On November 30, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock.

      During the three months ended November 30, 2001, we granted options and warrants as described below for which shares have not been registered:

      On November 8, 2001, the warrant agreement between the Company and I. Leonards was amended to add an additional 10,000 shares of the Company's common stock and the warrant exercise price was reduced to $2.50 per share. A loan of $50,000 was advanced to the Company at an interest rate of 14% that was fully repaid in December 2001.


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

     4.19 Warrant issued to Cresson Productions, Inc. on August 14, 2001. (filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

    *4.20 Letter agreement to amend the convertible debenture, warrant, and registration rights agreement issued to Ignatius Leonards dated November 8, 2001.

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

     10.29 Employment Agreement dated February 28, 2001 between iExalt, Inc. and Russell Ivy. (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

     10.30 Loan Agreement dated August 14, 2001 between iExalt, Inc. and Cresson Productions, Inc. (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

     10.31 Purchase and Sale Agreement dated May 31, 2001 between iExalt, Inc. and 711.NET, Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, as filed with the Commission on June 8, 2001, is incorporated herein by reference).

     10.32 Purchase and Sale Agreement dated November 28, 2001 between iExalt, Inc. and UMC Ten Broeck. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

    *10.33 Promissory Note dated November 8, 2001 between iExalt, Inc. and I. Leonards.

    *10.34 Promissory Note dated November 12, 2001 between iExalt, Inc. and JAK Unlimited Ltd.

      -----------------
           *Filed herewith.



      (b)Reports on Form 8-K and Form 8-K/A filed during the three months ended November 30, 2001:

         None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  iEXALT, INC.




      January 11, 2002              /s/ Donald W. Sapaugh
                                    ----------------------------------------
                                    Donald W. Sapaugh, C.E.O. / Chairman /
                                      President (Principal Executive Officer)




      January 11, 2002              /s/ Russell Ivy
                                    --------------------------------------
                                    Russell Ivy, Executive Vice President/
                                      Chief Operating Officer




      January 11, 2002              /s/ Chris L. Sisk
                                    --------------------------------------
                                    Chris L. Sisk, Executive Vice
                                      President/CFO
                                      (Primary Financial Officer)