Form 10QSB
period 2002-02-28
IEXALT INC
filed 2002-04-12
CIK 313625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002



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

                        12000 AEROSPACE AVENUE, SUITE 375
                           HOUSTON, TEXAS 77034-5576
                    (Address of principal executive offices)

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

                         April 3, 2002: 1,804,790 shares

Transitional Small Business Disclosure Format (check one): YES[ ]   NO [XX]
                                        iEXALT, INC.

                                      TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
Part I      Financial Information

                     Item 1           Condensed Consolidated Financial Statements                 3

                     Item 2           Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                        21


Part II     Other Information

                     Item 1           Legal                                                      28

                     Item 2           Changes in Securities                                      28

                     Item 3           Defaults Upon Senior Securities                            29

                     Item 4           Submission of Matters to a Vote of Security Holders        29

                     Item 6           Exhibits and Reports on Form 8-K                           29

                     Signatures                                                                  35


Part I -- Item 1. Condensed Consolidated Financial Statements.

                                             iEXALT, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEET



                                                        ASSETS
                                                                                    February 28,        August 31,
                                                                                       2002                2001
                                                                                    (Unaudited)
                                                                                  ---------------    ---------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    273,098       $     80,466
    Accounts receivable, trade, net                                                    376,326            762,201
    Accounts receivable, other and notes receivable, net                                31,116            189,177
    Accounts receivable, affiliate                                                      83,267             22,874
    Inventory, prepaid expenses and other current assets                               200,712            394,620
                                                                                  ---------------    ---------------

    TOTAL CURRENT ASSETS                                                               964,519          1,449,338

PROPERTY AND EQUIPMENT, net                                                            353,938            568,029

OTHER ASSETS
    Goodwill and other intangible assets, net                                        2,551,511          4,271,540
    Other assets, net                                                                   20,775            166,361
                                                                                  ---------------    ---------------

                                                                                  $  3,890,743       $  6,455,268
                                                                                  ===============    ===============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Short-term borrowings                                                         $    509,303       $    758,744
    Notes payable to shareholders                                                      545,000            545,000
    Current maturities of long-term debt                                               590,121            630,941
    Current maturities of obligations under capital lease                                3,706              7,969
    Accounts payable, trade                                                          1,414,157          1,399,047
    Accounts payable, affiliate                                                         91,698             54,429
    Deferred revenue                                                                   610,808            489,742
    Other accrued liabilities                                                          569,110            689,881
                                                                                  ---------------    ---------------

    TOTAL CURRENT LIABILITIES                                                        4,333,903          4,575,753
                                                                                  ---------------    ---------------

LONG-TERM DEBT                                                                           6,647             60,953
                                                                                  ---------------    ---------------
OBLIGATIONS UNDER CAPITAL LEASE                                                          1,411              1,411
                                                                                  ---------------    ---------------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
    issued and outstanding                                                                   -                  -
    Common stock, $.05 par value, 2,000,000 shares authorized, 1,754,490 and
    1,346,341 shares, issued and outstanding, respectively                              87,725             67,317
    Paid-in capital                                                                 20,102,229         19,424,686
    Deferred Compensation                                                             (127,280)          (524,062)
    Retained deficit                                                               (20,513,892)       (17,150,790)
                                                                                  ---------------    ---------------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              (451,218)         1,817,151
                                                                                  ---------------    ---------------

                                                                                  $  3,890,743       $  6,455,268
                                                                                  ===============    ===============


See accompanying notes.

                                          iEXALT, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                                 Three Months Ended                 Six Months Ended
                                                           ------------------------------     ------------------------------
                                                               Feb 28,         Feb 28,           Feb 28,           Feb 28,
                                                                2002            2001              2002              2001
                                                           -------------    -------------     -------------    -------------
REVENUES                                                   $  1,253,692     $  1,552,571      $  3,025,690     $  3,148,355
COST OF SALES AND SERVICES                                      814,153        1,069,338         2,114,862        2,238,968
                                                           -------------    -------------     -------------    -------------
GROSS PROFIT                                                    439,539          483,233           910,828          909,387

SELLING, GENERAL, AND ADMINISTRATIVE                            744,374          591,612         1,363,720        3,078,576
PAYROLL COSTS                                                   591,926          482,616         1,181,732          963,474
DEPRECIATION AND AMORTIZATION                                   220,246          111,681           254,699          172,421
LOSS ON DISPOSAL OF ASSETS                                       93,438                -            93,438          153,262
IMPAIRMENT OF LONG LIVED ASSETS                                       -                -           605,629                -
                                                           -------------    -------------     -------------    -------------

LOSS FROM OPERATIONS                                         (1,210,445)        (702,676)       (2,588,390)      (3,458,346)

OTHER INCOME (EXPENSES)
     Contract Cancellation, Interest Income, Other             (408,224)             410          (398,719)           3,312
     Interest Expense                                           (45,336)        (184,037)          (78,962)        (217,904)
                                                           -------------    -------------     -------------    -------------

LOSS BEFORE INCOME TAXES                                     (1,664,005)        (886,303)       (3,066,071)      (3,672,938)
INCOME TAXES                                                          -                -                 -                -
                                                           -------------    -------------     -------------    -------------

LOSS FROM CONTINUING OPERATIONS                              (1,664,005)        (886,303)       (3,066,071)      (3,672,938)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      (92,757)         102,089          (185,382)         148,081
LOSS FROM DISPOSAL OF ASSETS OF DISCONTINUED
  OPERATIONS                                                          -                -          (111,649)               -
                                                           -------------    -------------     -------------    -------------

NET LOSS                                                   $ (1,756,762)    $   (784,214)     $ (3,363,102)    $ (3,524,857)
                                                           =============    =============     =============    =============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS              $      (1.16)    $      (1.30)     $      (2.19)    $      (5.64)
                                                           =============    =============     =============    =============

NET LOSS PER SHARE                                         $      (1.23)    $      (1.15)     $      (2.41)    $      (5.42)
                                                           =============    =============     =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 1,428,751          680,467         1,398,118          650,785
                                                           =============    =============     =============    =============








See accompanying notes.


                                                     iEXALT, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                              FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                                              (Unaudited)



                                                     Common
                                                     Stock                                                             Total
                                            ---------------------      Paid-In          Deferred      Retained     Shareholders
                                              Shares       Amount      Capital        Compensation     Deficit   Equity (Deficit)
                                            -------------------------------------------------------------------------------------
BALANCE, August 31, 2001                    67,317,077     $67,317    $19,424,686      $(524,062)   $(17,150,790)    $ 1,817,151
(Prior to 50:1 reverse split
effective December 28, 2001)


BALANCE August 31, 2001                      1,346,341     $67,317    $19,424,686      $(524,062)   $(17,150,790)    $ 1,817,151
(Restated for effect of 50:1
reverse split)

Issuance of stock for
acquisitions                                    32,500       1,625         35,063              -               -          36,688

Issuance of stock for services                 247,670      12,383        159,777              -               -         172,160

Amortization of deferred
compensation                                         -           -              -        396,782               -         396,782

Issuance of stock for loans,
settlements & debenture
conversions                                    127,979       6,400        339,365              -               -         345,765

Issue stock options/warrants                         -           -          4,000              -               -           4,000

Preferential conversion cost of
debt                                                 -           -        139,338              -               -         139,338

Net loss                                             -           -              -              -      (3,363,102)     (3,363,102)
                                            -------------------------------------------------------------------------------------

BALANCE February 28, 2002                    1,754,490     $87,725    $20,102,229      $(127,280)   $(20,513,892)    $  (451,218)
                                            =====================================================================================



See accompanying notes.

                                         iEXALT, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)



                                                                           Six Months Ended February 28,
                                                                         --------------------------------
                                                                             2002                2001
                                                                         -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(3,363,102)        $(3,524,857)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                             266,707             224,989
   Amortization of Deferred Compensation/Other                               656,055                   -
   Loss on disposition of assets                                             124,014             153,262
   Loss on disposal of assets from discontinued operations                   111,649                   -
   Impairment of long lived assets                                           605,629                   -
   Non-cash expense of issuing stock options/warrants/debt                    20,849             910,251
   Compensation and other expense for common shares                           59,851             465,485
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                     555,348             (82,052)
     Inventory, prepaid expenses and other current assets                    132,088            (280,315)
     Other assets                                                              2,589            (238,443)
     Accounts payable                                                         20,031             176,894
     Deferred revenue                                                         40,701             150,764
     Other accrued expenses                                                  (78,812)            (49,210)
                                                                         -------------       ------------

   Net cash used by operating activities                                    (846,403)         (2,093,232)
                                                                         -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash from acquisitions                                                 17,122             124,291
   Purchases of property and equipment                                       (16,074)            (49,507)
   Disposition of Assets                                                     938,449                   -
                                                                         -------------       ------------

   Net cash provided by investing activities                                 939,497              74,784
                                                                         -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          -             560,000
   Proceeds from exercise of options                                               -              12,000
   Payment on borrowings from shareholders                                         -             (12,000)
   Proceeds from issuance of debt                                            576,069           1,469,645
   Proceeds from issuance of warrants                                              -             237,694
   Payments of capital lease obligations                                      (4,263)            (25,106)
   Repayments of debt                                                       (472,268)            (51,937)
                                                                         -------------       ------------

   Net cash provided by financing activities                                  99,538           2,190,296
                                                                         -------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    192,632             171,848
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                80,466             278,164
                                                                         -------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   273,098         $   450,012
                                                                         =============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $    31,161         $    50,771


See accompanying notes.

                               iEXALT, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION - iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, and a Christian newspaper, a Christian preaching magazine, produces the Life Perspectives radio program five nights per week and is affiliated with a youth-oriented Christian radio program, operates a comprehensive contemporary Christian music website, a speaker's bureau dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages Christian portal sites, provides access to on-line web based sermon resources through its website, and provides through the Internet an information-packed, on-line monthly newsletter for local youth programs. Through November 30, 2001 iExalt provided psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. This business segment was sold as more fully discussed in NOTE B.

          CONDITIONS AFFECTING ONGOING OPERATIONS - The financial statements have been prepared assuming the Company will continue to remain in business as a going concern. The Company is currently dependent upon external debt and equity financing to continue operations. The Company's internally generated cash flows from operations have historically been and continue to be insufficient for the Company's cash needs. New debt or equity capital, if available, may have provisions that could suppress future stock prices further, or cause significant dilution to current shareholders and increase the cost of doing business. In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its operations. If the Company were unable to continue its operations, the value of the Company's assets would experience a significant decline from the net book values reflected in the accompanying consolidated balance sheet. In this regard, assets that generally suffer the greatest decline in value include; receivables as customers recognizing the entity's problems consider not paying their bills, inventories lose value as the entity no longer has the capability to market and distribute its products to customers, goodwill and other intangibles which represents amounts paid in excess of the net book value of assets and companies purchased generally have no value as operations cease, and property and equipment is often sold for small percentages of net book value reflected on the accounting records. Consequently, in the event the Company is unable to continue as a going concern, its assets as currently reflected on the accompanying balance sheet would provide little in the way of funds to reduce the Company's significant debt load and liabilities. Based on this assessment, little or nothing would remain for the Company's creditors, shareholders and investors should the Company not remain in business.

          Management believes that net proceeds of, anticipated securities offerings, anticipated debt financing and revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations in the near term. However, the anticipated securities offerings and debt financing may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not be sufficient to fund operations and meet the needs of the Company's business plans or the Company's revenues may not be adequate or realized. The Company's current deficit working capital is not sufficient to cover cash requirements for the balance of the current quarter or fiscal year or sufficient to allow the Company to remain in business. Consequently, the Company may not ever become profitable and could soon fail as a going concern. Accordingly, management and its independent accountants believe that; period-to-period comparisons of results of operations or anticipated future events should not be relied upon as an indication of positive future results of operations or future profitability, and continuance as a going concern may not be achieved.

                               iEXALT, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          Management continues to seek merger and acquisition opportunities for possible growth and profitability within its business planning activities, and these possibilities along with other factors will impact future operations. However, possible merger and acquisition opportunities leading to enhanced cash flow and profitability cannot be assured.

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

          INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at February 28, 2002 and the Company's consolidated results of operations for the three month and six month periods and cash flows for the six month periods ended February 28, 2002 and February 28, 2001. Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

          CREDIT RISK - The Company maintains its cash and cash equivalents with high credit quality financial institutions and limits the credit exposure to any one institution. The Company's accounts receivable primarily arise from sales to customers and generally do not require collateral. The Company periodically evaluates its credit exposure with its customers. Included in accounts receivable, other and other assets at February 28, 2002 are receivables in the amount of $288,000 and $360,000, respectively due the Company from the purchaser of selected assets of CleanWeb, one of the Company's subsidiaries. In September 2001, the purchaser filed under the federal bankruptcy statutes to seek protection as it reorganizes and the Company fully reserved all of the note receivable.

                               iEXALT, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions or agreements. In July 2001 the FASB issued statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Statement No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under Statement 142, goodwill will no longer be amortized over its estimated useful life, but instead be tested for impairment at least annually. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001 will immediately be subject to the provisions of Statement No. 142. The Company adopted Statement No. 142 effective September 1, 2001. At February 28, 2002, the Company had $1,946,785 in intangible goodwill that will no longer be amortized under this statement. Had the Company adopted SFAS 142 effective for the three month and six month periods ending February 28, 2001, amortization expense would have been reduced $53,555 and $76,891, respectively.

          In place of amortization of intangible assets, at least annually the Company must test all intangible assets to determine the amount of impairment to those assets, if any. Consequently, and due in substantial part to; the Company's and its subsidiaries inability to generate positive cash flow and working capital; lack of profitability and equity capital, large adjustments to intangibles may result from impairment testing in the future.

          IMPAIRMENT OF LONG LIVED ASSETS - When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of fair value using present value techniques to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.

          In August 2001, management recognized an impairment loss in the aggregate amount of $1,103,133 with respect to the discontinued activities of Global Christian Network $1,075,258, and Global Solutions $27,875, two subsidiaries of the Company. The Company purchased Global Christian Network in March 2001 and Global Solutions in November 1999.

          In September 2001, iExalt was notified that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed for protection from creditors to reorganize under the federal bankruptcy statutes. Based on the information available at that time management determined that the Company should recognize at August 31, 2001 an impairment loss in the amount of $1,340,312 to these assets including the promissory note, common stock value of 711.NET, Inc. and some of the goodwill. Based upon the results of the preliminary bankruptcy hearings in December 2001, management no longer anticipates reclaiming the CleanWeb customer base and does not expect to collect any notes receivable owed by 711.NET. As a result, management impaired the remaining goodwill of $500,000 effective November 30, 2001. Notice was given on March 15, 2002, that the 711.NET Trustee has initiated a proposed sale and liquidation of the 711.NET assets.

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

          MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ substantially from those estimates. Because goodwill and intangible assets represent assets that are dependent upon the Company achieving future profitability and remaining in business, they represent significant estimates made by management that are subject to significant impact in the near term.

          REVENUE RECOGNITION - The Company generally recognizes revenue on services as they are performed and on products when they are sold net of sales returns. Speaker revenues are recognized when the speech or event occurs. Electronic publishing revenues are recorded net of a provision for sales returns and allowances as the Company grants refunds and returns on electronic publishing products if the software and publications sold are returned within thirty days. Revenue from ticket operations is recognized as tickets are sold. Although iExalt collects ticket receipts representing the full ticket price on behalf of its clients, the Company only records as revenue the convenience charges and handling fees included in the ticket price. Advertising revenue is recognized as the service is contracted.

          EARNINGS PER SHARE - The dilutive effects of stock options and warrants have not been included in the calculation of earnings per share as they are anti-dilutive; however, may become dilutive in the future.

          REVERSE STOCK SPLIT - In December 2001, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock. Every 50 shares of iExalt, Inc. common stock, $0.001 par value per share, was to be converted to one share of iExalt, Inc. common stock, $0.05 par value, and each shareholder was entitled to receive a payment for any fractional shares that result from the split. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of 50 to one. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective September 1, 2000. The new stock symbol is IEXA and CUSIP number is 451691208. The Company for voting, distribution, or other purposes will not recognize certificates representing the pre-split shares. Old certificates must be replaced with new certificates.

          RECLASSIFICATION OF ACCOUNTS - Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation.


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


          On November 30, 2001 the Company sold certain assets of PremierCare including the assets related to the Rapha and Barnabus Christian Counseling Network business to UMC Ten Broeck, Inc. ("Buyer"). Excluded from the asset sale was PremierCare's cash, accounts receivable, and receivable from related parties. The Buyer did not assume any liabilities except those liabilities outlined in the agreement. The purchase price was $1,000,000 cash at closing plus deferred payments equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA, however, it is not possible at this time to determine whether future earnings from the PremierCare assets will be sufficient to exceed the EBITDA threshold, consequently it is not possible to determine whether the Company will receive any future payments from this arrangement. As part of the sale, the Company entered into a shared services agreement, whereby management of the Company will provide consulting services to the Buyer during the two-year period. In addition, the Company will provide advertising and marketing services to the Buyer to promote the growth strategy of PremierCare for a term of not less than three years. Based on the facts and circumstances existing at the conclusion of the Company's fiscal year end August 31, 2001 and currently existing, management of the Company is of the opinion that the service contract has an estimated value of approximately $750,000. Consequently, some of the goodwill, which represented a portion of the excess cost paid by the Company over the net book value of PremierCare's assets at the date purchased by the Company was retained on the Company's books, treated as an intangible asset and is being amortized over a one-year period, commencing December 31, 2001, on a straight-line basis. This estimate is subject to significant near term impairment should future operating results of the sold operating assets of PremierCare not be sufficient to generate an adequate amount of earnings.

          In December 2001, the Company issued 1,000 shares of its common stock and $5,000 to acquire the assets related to the "Youth Conference" including but not limited to the trade names and goodwill of the Youth Conference, all software, or other electronic information and physical copies of all data bases to support the bookings and author relationships including URL's, work in progress, proformas, and contracts.

          In February 2002, the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site, for 25,000 shares of the Company's common stock and $9,500 cash. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $102,368. Results of operations have been included in the statement of operations since the acquisition date. The Company's acquisition strategy has been to acquire, develop and manage a large channel of media (print, radio, software and Internet). The acquisition of Preaching Resources, Inc. is expected to increase the Company's presence and marketing potential in the Christian media market through its subscriber base. The founder and editor of Preaching Resources, Inc. will remain as President and CEO, and will be entitled to a cash and stock bonus based on the achievement of certain performance objectives. The purchase agreement also contains a requirement to pay quarterly cash bonuses that will be equal to 50% of the net income derived from Preaching Magazine up to the first $40,000 of annualized net income, and 25% of the next $40,000 in annualized net income, and 10% of all annualized net income greater than the initial $80,000 of annualized net income, as calculated using generally accepted accounting principles for a term of three years commencing February 1, 2002. The stock bonus will be equal to 1,500 shares of the Company's common stock, $.05 par value, for each 1,000 paid subscribers to Preaching Magazine in excess of 5,000 paid subscribers, as of February 28, 2003.

                            iEXALT, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                     (Unaudited)


          The following unaudited pro forma combined results of operations of the Company for the six months ended February 2002 and 2001 assume significant acquisitions and dispositions had occurred as of the beginning of the respective periods.

                                                                            PRO FORMA
                                                                  Six Months Ended February 28,
                                                                 -------------------------------
                                                                     2002              2001
                                                                 -------------     -------------
                   Revenues                                      $  3,025,690      $   2,629,522
                   Loss from operations                          $ (2,494,952)     $  (3,300,548)
                   Net loss                                      $ (3,049,222)     $  (3,509,436)

                   Net loss per share                            $      (2.19)     $       (5.28)
                   Pro Forma Weighted Average Number of
                    Shares Outstanding                              1,395,466            664,587


          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the significant acquisitions and dispositions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

NOTE C    PROPERTY AND EQUIPMENT

                                                                  February 28,      August 31,
                                                                      2002            2001
                                                                 -------------    -------------
                   Computer equipment and software               $     342,045    $     347,582
                   Furniture, fixtures and office equipment            171,487          211,061
                   Automobiles                                          12,000          190,091
                   Leasehold improvements                               45,029           42,036
                                                                 -------------    -------------
                                                                       570,561          790,770
                   Less accumulated depreciation                      (216,623)        (222,741)
                                                                 -------------    -------------
                                                                 $     353,938    $     568,029
                                                                 =============    =============

                             iEXALT, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                      (Unaudited)


NOTE D    SHORT-TERM BORROWINGS

                                                                        February 28,     August 31,
                                                                            2002            2001
                                                                        ------------    ------------
          Revolving line of credit with bank, interest at prime
          payable monthly, due December 18, 2000, guaranteed by
          shareholder                                               (1) $    150,000 *  $    150,000
          Loan, non-interest bearing, due March 22, 2001            (2)            -         180,000
          Convertible debenture, due July 15, 2002, interest 14%    (3)            -         165,936
          Promissory note, due December 31, 2001, interest 21%      (4)            -          75,000
          Convertible debenture, due Dec. 29, 2001, interest 11%    (5)            -         100,000
          Convertible debenture, due July 16, 2002, interest 14%    (8)      100,000               -
          Convertible debenture, due August 1, 2002, interest 8%    (9)       80,000               -
          Convertible debenture, due Nov. 14, 2002, interest 8%     (10)      70,000               -
          Convertible debenture, due Aug. 14, 2002, interest 8%     (11)     100,000               -
          Discount on debentures                                            (122,489)
          Other unsecured  revolving lines of credit in the form of
          credit cards with interest ranging from 11.9% to 22.9%,
          payable monthly                                                    131,792          87,808
                                                                        ------------    ------------
                                                                        $    509,303    $    758,744
                                                                        ============    ============


          (*) Debt is in default at February 28, 2002 due to lack of payment.

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

          (2) In February 2001, the Company negotiated two loans, each in the amount of $90,000. The Company issued 25,714 restricted shares of its common stock in payment of one of the loans in October 2001. In December 2001, the Company resolved the outstanding balance of the other loan by issuing 15,000 restricted shares of its common stock.

          (3) On February 16, 2001, the Company agreed to issue $180,000 in the form of a non-interest bearing convertible debenture. The debenture agreement provides for conversion of $90,000 of the principal for shares with a conversion price of $9.00 per share, is secured by existing and future accounts receivable of PremierCare along with a guarantee from a shareholder, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 20,000 of the Company's common shares as follows; 16,363 at an exercise price of $5.50 and 3,636 shares at an exercise price of $9.00. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company agreed to make twelve monthly payments of $16,164.39 with the first installment due August 15, 2001 including 14% interest per annum, change the debenture conversion provision to $5.50 per share, and change the exercise price related to the warrants for the purchase of up to 20,000 shares to $5.50 per share. In December 2001, the Company repaid the loan in full.

          (4) On June 5, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest payable monthly of 450 of the Company's restricted common shares, provides for conversion of $25,000 of the principal for common shares with a conversion price of $4.00 per share, allows for a placement fee of 2,000 of the Company's restricted common shares if
                             iEXALT, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                      (Unaudited)


          funds are delivered prior to June 30, 2001, and matures on December 31, 2001. The conversion was exercised related to the $25,000 and a total of 6,410 of the Company's restricted common shares were issued to the debenture holder along with 5,150 common shares related to the placement fee and interest. In December 2001, the Company repaid the loan.

          (5) On August 14, 2001, the Company entered into a $140,000 loan agreement with Cresson Productions, Inc. Borrowings are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants for 8,400 shares of the Company's common stock at an exercise price of $3.50 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of the Company's common stock which shares will be valued at the lesser of $10.00 per share or 75% of the average of the stock's closing price in the previous 5 trading days. The Company ultimately borrowed $131,000 from the loan facility and in February, 2002 the Company repaid the loan by issuing 83,161 restricted shares of its common stock to the debenture holder.

          (6) On November 8, 2001, the Company entered into a $50,000 promissory note agreement. The loan bears interest at 14%, provides warrants for 10,000 shares of the Company's common stock at an exercise price of $2.50 and is payable in twelve monthly installments or in full upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.

          (7) On November 12, 2001, the Company entered into a $100,000 promissory note agreement. The loan bears interest at 14% and is payable in full within one month or upon the closing of the PremierCare asset sale. In December 2001, the Company repaid the loan in full.

          (8) On January 16, 2001, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.49, provides for an additional amount of ten percent of the total restricted shares issued if funds are delivered by January 31, 2002, and matures on July 16, 2002.

          (9) On February 1, 2002, the Company agreed to issue $80,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50, and matures on August 1, 2002.

          (10) On February 14, 2002, the Company agreed to issue $70,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.525, and recognized the issuance of warrants dated September 20, 2000 assigned to Balallan Limited from Travin Investments LLC as valid warrants. The note matures on November 14, 2002.

          (11) On February 20, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.39, provides for an additional amount of ten percent of the total restricted shares issued if funds are delivered by February 28, 2002, and matures on August 20, 2002. Russell Ivy, Chief Operating Officer for the Company, is also a principal of the company that holds the note.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE E    NOTES PAYABLE TO SHAREHOLDERS


                                                                             February 28,       August 31,
                                                                                2002              2001
                                                                           --------------    ---------------
             Non-interest bearing note payable to shareholder, due
             on demand secured by all assets of NetXpress                  $   350,000*      $     350,000
             Unsecured note payable to shareholder, 8% interest, due
             on demand                                                         195,000*            195,000
                                                                           --------------    ---------------
                                                                           $   545,000       $     545,000
                                                                           ==============    ===============


          (*) Demand for payment has been made by the debt holder. The debt is also subject to the litigation with Jack Tompkins as more fully discussed in NOTE K.

          In connection with the acquisition of NetXpress, iExalt, Inc. (Texas), a subsidiary of the Company, assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc. Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made, however, as of February 28, 2002, the net assets of iExalt, Inc. (Texas) do not exceed $5,000,000; therefore, management does not believe there has been cause for demand of payment.

          During August 2000, U.S. Sporting Interests, LLC loaned the Company $195,000 under a demand note with an 8% interest rate. Demand for payment of the $195,000 has been made. This note is subject to litigation with Jack Tompkins as more fully discussed in NOTE K.


NOTE F    LONG-TERM DEBT


                                                                             February 28,       August 31,
                                                                                2002              2001
                                                                           --------------    ---------------

             Note payable to bank, interest at prime payable
             quarterly, due June 30, 2001, unsecured,
             guaranteed by shareholder                                     $   550,000*      $     550,000
             Vehicle notes payable, interest ranging from 1.9%
             to 14.25%, maturing June 2001 to June 2004, secured
             by vehicles                                                             -              90,785
             Notes payable on various insurance policies                        38,830              44,256
             Other unsecured notes payable, due on demand                        7,938               6,853
                                                                           --------------    ---------------
                                                                               596,768             691,894
             Less: current maturities                                          590,121             630,941
                                                                           --------------    ---------------
                                                                           $     6,647       $      60,953
                                                                           ==============    ===============


          (*) Debt is currently in default at February 28, 2002 due to lack of payment.

          The note payable to the bank matured on June 30, 2001; however, the bank has provided forbearance and the Company continues to accrue interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt. This note is subject to the litigation with Jack Tompkins as more fully discussed in NOTE K.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE G    SHAREHOLDERS' EQUITY

          In October 2001, the Company issued 25,714 shares of the Company's common stock for repayment of a $90,000 bridge loan that was due in March 2001.

          In October 2001, the Company issued 7,670 shares of the Company's common stock for incentive compensation to various employees of the Company and selected speakers who contract to perform at events arranged by the Company's subsidiary, ChristianSpeakers.

          In November 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock.

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

          In December 2001, the Company issued 15,000 shares of its common stock for payment in full of any obligation related to the remaining $90,000 bridge loan provided by TCA Investments.

          In December 2001, the Company issued 5,000 shares of its common stock for settlement with the former owners of PremierCare LLC in regards to the earn out provisions of the original purchase and sale agreement.

          In February 2002 the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site for 25,000 shares of the Company's common stock and $9,500.

          In February 2002 the Company filed a Form S-8 with the Securities and Exchange Commission to register 240,000 of newly issued shares of the Company's common stock. The shares were issued as compensation for certain consulting and legal services.

          In December 2001, the Company issued 83,161 shares of its common stock for payment in full of any obligation related to the convertible debenture held by Cresson Productions Inc.


NOTE H    STOCK OPTIONS AND WARRANTS

          On November 8, 2001, the warrant agreement between the Company and I. Leonards was amended to add an additional 10,000 shares of the Company's common stock and the warrant exercise price was reduced to $2.50 per share. A loan of $50,000 was advanced to the Company at an interest rate of 14% that was fully repaid in December 2001.


NOTE I    INCOME TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of February 28, 2002 the Company estimates an accumulated taxable net operating loss ("NOL") carry forward for income tax purposes of approximately $16.3 million, resulting in a deferred tax asset of $5.7 million. These carry forwards begin to expire in 2019 through 2021.

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


NOTE J    BUSINESS SEGMENTS

          The Company's operations are grouped into three business segments based on types of service and delivery media: Internet and technology applications, print publications, and healthcare services. Internet and technology applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives. Print publications consist of Christian Happenings, Christian Times, Preaching Resources, and Christian Blue Pages. Healthcare services consisted of the counseling programs of PremierCare, Rapha and Barnabus, which were sold on November 30, 2001.


          The Company's reportable segment information for the six months ended February 28, 2002 and 2001 are as follows:



              Six Months           Internet &          Print            Health         Corporate/        Reporting
                Ended              Technology      Publications        Services          Other           Segments
             February 28,                                            (discontinued)
          ------------------      -------------    --------------    --------------   -------------    -------------
          Revenues:
            2002                  $   2,014,096    $  1,011,594      $          -     $           -    $   3,025,690
            2001                  $   2,195,770    $    952,585      $          -     $           -    $   3,148,355

          Gross Profit:
            2002                  $     625,150    $    285,678      $          -     $           -    $     910,828
            2001                  $     614,625    $    294,762      $          -     $           -    $     909,387

          Loss from
            Operations:
            2002                  $  (1,058,796)   $   (198,260)     $          -     $  (1,331,334)   $  (2,588,390)
            2001                  $    (789,401)   $    (95,869)     $          -     $  (2,573,076)   $  (3,458,346)

          Depreciation/
           Amortization:
            2002                  $      25,284    $     21,333      $          -     $     208,082    $     254,699
            2001                  $     116,699    $     44,354      $          -     $      11,368    $     172,421

          Assets:
            2002                  $   1,659,193    $  1,516,266      $     49,865     $     665,419    $   3,890,743
            2001                  $   4,155,374    $  1,488,472      $  2,442,003     $   1,181,869    $   9,267,718


                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:


                                                                               Six Months Ended February 28,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ----------------     ----------------
                Gross profit of reportable segments                        $     910,828        $     909,387
                     Other expenses                                            3,499,218            4,367,733
                                                                           ----------------     ----------------
                Loss from operations                                          (2,588,390)          (3,458,346)
                Other Income/(Expense)
                     Interest income/other                                      (398,719)               3,312
                     Interest expense                                            (78,962)            (217,904)
                Income (Loss) from discontinued operations                      (185,382)             148,081
                Loss from disposal of assets of discontinued
                operations                                                      (111,649)                   -
                                                                           ----------------     ----------------
                Net Loss                                                   $  (3,363,102)       $  (3,524,857)
                                                                           ================     ================


          Revenues totaled $3,025,690 for the six months ended February 28, 2002, which is a 4% decrease compared to revenues from the six months, ended February 28, 2001. Revenues from the healthcare segment for the six months ended February 28, 2002 totaled $1,121,450 and expenses totaled $1,306,832, which are shown net as results from discontinued operations. Gross profit for the six months ended February 28, 2002 totaled $910,828 compared to $909,387 for the six months ended February 28, 2001. Assets related to the Health Services segment were sold on November 30, 2001 resulting in a loss on disposal of assets of $111,649 which is reflected as loss from discontinued operations on the accompanying condensed consolidated statement of operations.

          The Company's reportable segment information for the three months ended February 28, 2002 and 2001 are as follows:



             Three Months          Internet &          Print            Health         Corporate/        Reporting
                Ended              Technology      Publications        Services          Other           Segments
             February 28,                                            (discontinued)
          ------------------      -------------    --------------    --------------   -------------    -------------
          Revenues:
            2002                  $    741,459     $    512,233      $          -     $          -     $   1,253,692
            2001                  $  1,072,542     $    480,029      $          -     $          -     $   1,552,571

          Gross Profit:
            2002                  $    280,598     $    158,941      $          -     $          -     $     439,539
            2001                  $    358,320     $    124,913      $          -     $          -     $     483,233

          Loss from
            Operations:
            2002                  $   (277,697)    $    (64,479)     $          -     $   (868,269)    $  (1,210,445)
            2001                  $   (396,101)    $    (67,364)     $          -     $   (239,211)    $    (702,676)

          Depreciation/
            Amortization:
            2002                  $     11,697     $     10,758      $          -     $    197,791     $     220,246
            2001                  $     82,771     $     23,226      $          -     $      5,684     $     111,681

          Assets:
            2002                  $  1,659,193     $  1,516,266      $     49,865     $    665,419     $   3,890,743
            2001                  $  4,155,374     $  1,488,472      $  2,442,003     $  1,181,869     $   9,267,718


                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:


                                                                               Three Months Ended February 28,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ----------------     ----------------
                Gross profit of reportable segments                        $     439,539        $     483,233
                     Other expenses                                            1,649,984            1,185,909
                                                                           ----------------     ----------------
                Loss from operations                                          (1,210,445)            (702,676)
                Other Income/(Expense)
                     Interest income/other                                      (408,224)                 410
                     Interest expense                                            (45,336)            (184,037)
                Income(Loss) from discontinued operations                        (92,757)             102,089
                                                                           ----------------     ----------------
                Net Loss                                                   $  (1,756,762)       $    (784,214)
                                                                           ================     ================


          Revenues totaled $1,253,692 for the three months ended February 28, 2002, which is a 19% decrease compared to revenues from the three months, ended February 28, 2001. Revenues from the healthcare segment for the three months ended February 28, 2002 totaled $248,948 and expenses totaled $341,705, which are shown net as results from discontinued operations. Gross profit for the three months ended February 28, 2002 totaled $439,539 compared to $483,233 for the three months ended February 28, 2001, which is a decrease of 9%. Assets related to the Health Services segment were sold on November 30, 2001 resulting in a loss on disposal of assets of $111,649 which is reflected as loss from discontinued operations on the accompanying condensed consolidated statement of operations.


NOTE K    CONTINGENCIES

          In December 2001 the Company received notice of a lawsuit from Jack Tompkins requesting the Court to declare the Settlement and Mutual Release Agreement dated on or about October 5, 2001 to be enforceable in all of its terms. The lawsuit states that the Company should deliver collateral consisting of the receivables of PremierCare to J.
          P. Morgan Chase ("Chase") for the proposed restructured indebtedness related to the $550,000 bank loan. The Company proposed alternative collateral; however, Chase has not accepted. Management and counsel are evaluating the lawsuit. The Company has not accrued a contingent liability toward a settlement. In March 2002 the Company received notice of a lawsuit filed in Federal court by Jack Tompkins alleging breach of contract, as well as charging the Company to respond to his allegations of short swing profits by a founder/director. The Company believes his filing does not meet the standard of proof required, and is filing a motion to dismiss, as is the founder/director in question. The Company continues to have positive dialogue with Mr. Tompkins, and expects to resolve this and other disputes via a settlement within the near future.

          In March 2002 the Company received notice of a lawsuit from Bates Southwest, a division of Bates Advertising USA, Inc. for failure to make payments of its professional fees in the amount of $35,793. Management and counsel are evaluating the claim. The Company has accrued a $17,500 contingency toward a settlement resulting from resolution of future negotiations.

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


NOTE L    SUBSEQUENT EVENTS

          In April 2002, the Company issued 50,300 shares for services with two consultants and employees. Under the terms of the one year consulting agreements, the two consultants will receive additional shares of 30,000 shares upon the expiration of each quarter.

Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

      iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently markets filtered internet service, publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, a Christian Preaching magazine produces a radio program five nights per week, is affiliated with a youth oriented Christian radio program, operates a comprehensive contemporary Christian music website, one of the largest speakers bureaus dedicated to Christian speakers, and an agency that provides Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides, through the Internet, a cutting-edge information-packed, online monthly newsletter for local youth programs called the Parent Link. iExalt provided psychiatric counseling services for senior citizens from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities through November 30, 2001 at which time this business segment was sold.

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

          o  Monetary:     iExalt must create positive returns for our
                           shareholders

      iExalt, Inc., ("iExalt" or "Company"), was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the Company had very limited operations. The Company consummated a merger (hereinafter referred to as the "Merger") on September 1, 1999 with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an approximate 89% ownership interest in the Company. The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquirer for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc.

      On September 19, 2001 the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. Notice was given on March 15, 2002 that the 711.NET Trustee has initiated a proposed sale and liquidation of the 711.NET assets. The Company recognized impairment charges both at August 31, 2001 and an additional amount at November 30, 2001. Any future payments received from 711.NET, if any will be considered income when received. Also included within the six month period ended February 28, 2002 is a $105,629 impairment loss related to ListenFirst.com, a subsidiary of the Company. Although the Company continues to operate ListenFirst.com, other advertising providers may not be obtained and the Company may be forced to discontinue these operations in the near future. Management believes no additional impairment of goodwill and other intangibles is required at this time.

      On November 30, 2001 the Company purchased certain assets of Barnabus Christian Counseling Network, LLC, an on-line counseling company, for 6,500 shares of the Company's common stock. These assets were consolidated with PremierCare operations and sold.

      On November 30, 2001 the Company sold certain assets of PremierCare including the assets related to the Rapha and Barnabus Christian Counseling Network business to UMC Ten Broeck, Inc. ("Buyer"). Excluded from the asset sale is PremierCare's cash, accounts receivable, and receivable from related parties. The Buyer did not assume any liabilities except those liabilities outlined in the agreement. The purchase price was $1,000,000 cash at closing plus deferred payments equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year ending August 31, 2001 exceeded the targeted EBITDA, however, it is not possible at this time to determine whether future earnings from the PremierCare assets will be sufficient to exceed the EBITDA threshold, consequently it is not possible to determine whether the Company will receive any future payments from this arrangement. As part of the sale, the Company entered into a shared services agreement, whereby management of the Company will provide consulting services to the Buyer during the two-year period. In addition, the Company will provide advertising and marketing services to the Buyer to promote the growth strategy of PremierCare for a term of not less than three years. Based on the facts and circumstances existing at the conclusion of the Company's fiscal year end August 31, 2001 and currently existing, management of the Company is of the opinion that the service contract has an estimated value of approximately $750,000. Consequently, some of the goodwill, which represented a portion of the excess cost paid by the Company over the net book value of PremierCare's assets at the date purchased by the Company was retained on the Company's books, treated as an intangible asset and will be amortized over a one-year period, commencing December 31, 2001, on a straight-line basis. This estimate is subject to significant near term impairment should future operating results of the sold operating assets of PremierCare not be sufficient to generate an adequate amount of earnings.

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

      In December 2001, the Company issued 5,000 shares of its common stock to settle all remaining issues with the former owners of PremierCare LLC in regards to the earn out provisions of the original purchase and sale agreement.

      In December 2001, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock. Every 50 shares of iExalt, Inc. common stock, $0.001 par value per share, was converted to one share of iExalt, Inc. common stock, $0.05 par value, and each shareholder was entitled to receive a payment for any fractional shares that result from the split. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of 50 to one. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective September 1, 2000. The new stock symbol is IEXA and CUSIP number is 451691208. The Company for voting, distribution, or other purposes will not recognize certificates representing the pre-split shares. Old certificates must be replaced with new certificates.

      In February 2002, the Company filed a Form S-8 with the Securities and Exchange Commission to register 240,000 of newly issued shares of the Company's common stock. The shares were issued as compensation for specific consulting and legal services.

      In February 2002, the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site, for 25,000 shares of the Company's common stock and $9,500. The Company's acquisition strategy has been to acquire, develop and manage a large channel of media (print, radio, software and Internet). The acquisition of Preaching Resources, Inc. is expected to increase the Company's presence and marketing potential in the Christian media market through its subscriber base. The founder and editor of Preaching Resources, Inc. will remain as President and CEO, and will be entitled to a cash and stock bonus based on the achievement of certain performance objectives. The quarterly cash bonus will be equal to 50% of the net income derived from Preaching Magazine up to the first $40,000 of annualized net income, and 25% of the next $40,000 in annualized net income, and 10% of all annualized net income greater than the initial $80,000 of annualized net income, as calculated using generally accepted accounting principles. The stock bonus will be equal to 1,500 shares of the Company's common stock, $.05 par value, for each 1,000 paid subscribers to Preaching Magazine in excess of 5,000 paid subscribers, as of February 28, 2003.

      iExalt has a limited operating history upon which an evaluation of business results can be based. The company is involved in a dynamic and rapidly developing technology and is attempting to incorporate the tremendous power of the Internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. Partnered with its technology efforts, iExalt is also providing products and services through various channels. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred significant net losses since its inception and expects to continue to operate at a loss unless its companies can generate revenues in excess of expenditures at a future date. As of February 28, 2002 iExalt has experienced a cumulative deficit of $20,513,892 comprised of both cash and non-cash components. Although management's plans may not be successful, it has been determined that the Company will emphasize the monetary goal, and to that end, will execute plans that may increase revenues while simultaneously seeking acquisitions that add immediate positive value to earnings. The Company's deficit working capital, its lack of access to the debt and equity markets, and its small market cap among other things significantly limits the Company's ability to successfully attract quality merger and acquisition candidates.

Results of Operations

       Our operating units are grouped into three business segments based on types of service and delivery media: (1) Internet & Technology Applications, (2) Print Publications, and (3) Healthcare Services. Internet & Technology Applications consist of CleanWeb, iExalt.com (portal), Electronic Publishing, ChristianSpeakers.com, ListenFirst.com, Global Christian Network, ChristianArtists.com, Gilmore Marketing, iSermons, the ParentLink, and Life Perspectives radio. Print Publications consist of Christian Happenings, Christian Times, Preaching Resources, and Christian Blue Pages. Healthcare Services consisted of the counseling programs of PremierCare, Rapha and Barnabus that were sold on November 30, 2001.

       Net loss for the six months ended February 28, 2002 totaled $3,363,102 compared to a net loss of $3,524,857 for the six months ended February 28, 2001. The loss for the six months ended February 28, 2002 includes significant non-cash expenses totaling $1,844,754 compared to $1,753,987 for the six months ended February 28, 2001. The non-cash expenses for the six months ended February 28, 2002 are related to impairment of CleanWeb and ListenFirst.com assets, depreciation, amortization, common stock shares issued for services, stock options or warrants that were issued and loss on disposition of assets. The non-cash expenses for the six months ended February 28, 2001 were related to business disposals during September 2000, depreciation, amortization, common stock shares issued for services, and stock options and warrants that were issued. Excluding these non-cash expenses, the loss for the six months ended February 28, 2002 was $1,518,348 compared to $1,770,870 for the six months ended February 28, 2001. Net loss for the quarter ended February 28, 2002 totaled $1,756,762 compared to a net loss of $784,214 for the same quarter in fiscal 2001.

Revenues

      Internet & Technology Applications generate revenues from product sales, speaker fees, artists fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising, subscriptions, and ticket service fees. Healthcare Services revenues were earned from hospitals for providing services in accordance with our contracts. Total revenues from continuing operations were $3,025,690 for the six months ended February 28, 2002 compared with $3,148,355 for the six months ended February 28, 2001. The decrease in revenues within the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. The increase in revenues within the Print Publications segment is primarily due to the acquisition of Preaching Resources, Inc. and increased advertising sales at Christian Happenings. Revenues from the healthcare segment for the six months ended February 28, 2002 totaled $1,121,450, which are shown net of expenses as loss from discontinued operations in the financial statements. Revenues for continuing operations by segment for the two periods are as follows:

                                                                        Six Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      REVENUES                                            Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $    2,014,096            67%       $    2,195,770         70%
      Print Publications                                   1,011,594            33%              952,585         30%
                                                      ----------------------------        -------------------------
                                                           3,025,690           100%            3,148,355        100%
                                                      ============================        =========================


      Total revenues from continuing operations were $1,253,692 for the three months ended February 28, 2002 compared with $1,552,571 for the three months ended February 28, 2001. The decrease in revenues for the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. The increase in revenues within the Print Publications segment is primarily due to the acquisition of Preaching Resources, Inc. Revenues for continuing operations by segment for the two periods are as follows:

                                                                       Three Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      REVENUES                                            Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $      741,459            59%       $    1,072,542         69%
      Print Publications                                     512,233            41%              480,029         31%
                                                      ----------------------------        -------------------------
                                                           1,253,692           100%            1,552,571        100%
                                                      ============================        =========================

      Cost of Sales and Services

      Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers and artists, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. Cost of sales and services from the healthcare segment for the six months ended February 28, 2002 totaled $852,478, which are shown net as loss from discontinued operations in the financial statements. The Cost of Sales and Services was $2,114,862 for the six months ended February 28, 2002 compared with $2,238,968 for the six months ended February 28, 2001. The decrease in Cost of Sales within the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. The increase in Cost of Sales within the Print Publications segment is primarily due to the expansion of Christian Times newspaper circulation. Cost of Sales and Services by segment for the two periods are as follows:

                                                                       Six Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      COST OF SALES AND SERVICES                          Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $    1,388,946            66%       $    1,581,145         71%
      Print Publications                                     725,916            34%              657,823         29%
                                                      ----------------------------        -------------------------
                                                           2,114,862           100%            2,238,968        100%
                                                      ============================        =========================

      The Cost of Sales and Services was $814,153 for the three months ended February 28, 2002 compared with $1,069,338 for the three months ended February 28, 2001. The decrease in Cost of Sales within the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. Cost of Sales and Services by segment for the two periods are as follows:

                                                                          Three Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      COST OF SALES AND SERVICES                          Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $      460,861            57%       $      714,222         67%
      Print Publications                                     353,292            43%              355,116         33%
                                                      ----------------------------        -------------------------
                                                             814,153           100%            1,069,338        100%
                                                      ============================        ==========================

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

      Selling, General and Administrative costs were $1,363,720 for the six months ended February 28, 2002 compared with $3,078,576 for the six months ended February 28, 2001. Selling, General and Administrative costs for the six months ended February 28, 2001 were abnormally high due to stock options granted for services and marketing. Additionally, $130,897 in SG&A expense for PremierCare and Rapha for the six months ended February 28, 2002 was included in loss from discontinued operations, which is shown net in the financial statements. Selling, General and Administrative costs by segment for the two periods are as follows:

                                                                          Six Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE                Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $      501,512            37%       $      744,986         24%
      Print Publications                                     184,777            14%              160,551          5%
      Corporate Overhead                                     677,431            49%            2,173,039         71%
                                                      ----------------------------        -------------------------
                                                           1,363,720           100%            3,078,576        100%
                                                      ============================        =========================

      Selling, General and Administrative costs were $744,374 for the three months ended February 28, 2002 compared with $591,612 for the three months ended February 28, 2001. Selling, General and Administrative costs by segment for the two periods are as follows:

                                                                       Three Months Ended February 28,
                                                      -------------------------------------------------------------
                                                                  2002                               2001
                                                      ----------------------------        -------------------------
      SELLING, GENERAL, AND ADMINISTRATIVE                Amount           Percent            Amount        Percent
                                                          ------           -------            ------        -------
      Internet and Technology Applications            $      279,601            38%       $      383,052         65%
      Print Publications                                      91,540            12%               73,070         12%
      Corporate Overhead                                     373,233            50%              135,490         23%
                                                      ----------------------------        -------------------------

                                                             744,374           100%              591,612        100%
                                                      ============================        =========================

      Payroll costs were $1,181,732 for the six months ended February 28, 2002 compared with $963,474 for the six months ended February 28, 2001. For the three months ended February 28, 2002, payroll costs were $591,926 compared with $482,616 for the three months ended February 28, 2001. The increase in payroll costs is primarily due to the addition of salaries for the employees retained from the sale of PremierCare. Additionally, $308,751 in payroll costs for PremierCare and Rapha for the six months ended February 28, 2002 were included in loss from discontinued operations, which is shown net in the financial statements.

      During the second quarter ended February 28, 2002, the Company sold its investment in Sonora Hospital for $50,000 which is included in accounts receivable from affiliate as of February 28, 2002. The Company recognized a loss on asset disposal of $93,438 from the sale. In the same quarter, the Company canceled a consulting agreement with Halden, Moseley, and Woods. The balance of deferred compensation in connection with this consulting agreement was written off by the Company totaling $377,813, which is included in other expenses.

Liquidity and Capital Resources

      As of February 28, 2002, iExalt had $964,519 in current assets, $4,333,903 in current liabilities and a retained deficit of $20,513,892. The Company had a net loss of $3,363,102 for the six months ended February 28, 2002. Net cash used by operating activities for the period was $846,403. The Company also has $1,245,000 in debt that is either in default for lack of payment or which demand for payment has been made.

      The Company entered into the following transactions during the three months ended February 28, 2001 to continue to finance its working capital requirements, fund operations and service existing debt obligations.

      In February 2001, the Company negotiated two loans, each in the amount of $90,000. The Company issued 25,714 restricted shares of its common stock in payment of one of the loans in October 2001. In December 2001, the Company resolved the outstanding balance of the other loan by issuing 15,000 restricted shares of its common stock.

      On February 16, 2001, the Company agreed to issue $180,000 in the form of a non-interest bearing convertible debenture. The debenture agreement provides for conversion of $90,000 of the principal for shares with a conversion price of $9.00 per share, is secured by existing and future accounts receivable of PremierCare along with a guarantee from a shareholder, and matured on April 15, 2001. Additional consideration was issued in the form of warrants for the purchase of up to 20,000 of the Company's common shares as follows; 16,363 at an exercise price of $5.50 and 3,636 shares at an exercise price of $9.00. The debenture holder subsequently agreed to extend the due date to July 15, 2002. The Company has agreed to make twelve monthly payments of $16,164.39 with the first installment due August 15, 2001 including 14% interest per annum, change the debenture conversion provision to $5.50 per share, and change the exercise price related to the warrants for the purchase of up to 20,000 shares to $5.50 per share. In December 2001, the Company repaid the loan in full.

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

      On August 14, 2001, the Company entered into $140,000 loan agreement with Cresson Productions, Inc. Borrowings are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants for 8,400 shares of the Company's common stock at an exercise price of $3.50 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of the Company's common stock which shares will be valued at the lesser of $10.00 per share or 75% of the average of the stock's closing price in the previous 5 trading days. The Company ultimately borrowed $131,000 from the loan facility and in February, 2002 the Company repaid the loan by issuing 83,161 restricted shares of its common stock to the debenture holder.

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

      In December 2001, the Company received $1,000,000 in cash from the sale of the PremierCare subsidiary assets. The cash was used to finance operations, repay certain debt and accounts payable.

      On January 16, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.49, provides for an additional amount of ten percent of the total restricted shares issued if funds are delivered by January 31, 2002, and matures on July 16, 2002.

      On February 1, 2002, the Company agreed to issue $80,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50, and matures on August 1, 2002.

      On February 14, 2002, the Company agreed to issue $70,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.525, settles any and all disputes which may have arisen out of the issuance of warrants dated September 20, 2000 assigned to Balallan Limited from Travin Investments, LLC, and matures on November 14, 2002.

      On February 20, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.39, provides for an additional amount of ten percent of the total restricted shares issued if funds are delivered by February 28, 2002, and matures on August 20, 2002. Russell Ivy, the Company's Chief Operating Officer is a principal of the company that holds the note.

      Our working capital requirements vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Working capital is critical to our on-going business and from inception has been provided primarily through external investment instead of cash flow from the various businesses. Since inception, we have experienced negative cash flow and expect this to continue unless significant increases to revenue from operations or additional profitable acquisitions along with further cost reductions are realized. The Company is currently dependent upon financing from external sources to remain in business and is anticipated to remain dependent at least through the end of fiscal 2002. Consequently, it is not expected that the internal source of liquidity will improve unless operating activities provide significant net cash, and until such time, we will need to rely upon external sources for liquidity.

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

Part II - Item 1. Legal

      See Note K to the Consolidated Condensed Financial Statements which is incorporated herein in response to this item.

Part II - Item 2. Changes in Securities

      The following transactions involving unregistered securities occurred during the three months ended February 28, 2002, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended:

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

      In December 2001, the Company issued 15,000 shares of its common stock for payment in full of any obligation related to the remaining $90,000 bridge loan provided by TCA Investments.

      In December 2001, the Company issued 5,000 shares of its common stock for settlement with the former owners of PremierCare LLC in regards to the earn out provisions of the original purchase and sale agreement.

      In February 2002 the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site for 25,000 shares of the Company's common stock and $9,500.

      In December 2001, the Company issued 83,161 shares of its common stock for payment in full of any obligation related to the convertible debenture held by Cresson Productions Inc.

      During the three months ended February 28, 2002, we did not grant any new options or warrants for the Company's common stock.

Part II - Item 3.  Defaults Upon Senior Securities

        The Company is currently in default on the payment of principal under a $550,000 note payable to a bank. The bank has provided forbearance and the Company continues to accrue interest payments. The Company is working with the bank to develop a mutually agreeable plan to repay the debt.


Part II - Item 4. Submission of Matters to a Vote of Security Holders

      The Company held the annual meeting of stockholders on March 22, 2002.

      The following directors were elected to serve for a one-year term and until their successors are elected and qualified.

        NAME                   VOTES FOR       VOTES AGAINST       VOTES WITHHELD
        ----                   ---------       -------------       --------------
   Donald W. Sapaugh            652,335              405                18,590
   Hunter M. A. Carr            652,002            3,051                18,590
   Victoria R. A. Carr          652,002            3,052                18,590
   Morris H. Chapman            652,002            2,735                18,590
   Dane B. West                 652,335              400                18,590
   Raymond Corson               652,335              400                18,590
   James A. Ryffel              652,335              404                18,590


      The proposal to amend the Articles of Incorporation to increase the number of authorized common shares to 100,000,000 shares was approved by a vote For of 656,588, Against 10,301, and with 4,436 abstaining.

      The proposal to amend the 1998 Stock Option Plan so that the maximum total of stock option grants available to be issued from the plan will equal five percent of the authorized common shares was approved by a vote For of 656,979, Against 11,049, and with 3,297 abstaining.

      The proposal to amend the Directors' Stock Option Plan so that the maximum total of stock option grants available to be issued from the plan will equal one percent of the authorized common shares and so that stock option grants for each Director totals 5,000 annually was approved by a vote For of 659,250, Against 10,806, and with 1,269 abstaining.

      The proposal to ratify the selection of Harper & Pearson Company as independent auditors for the fiscal year ending August 31, 2002 was approved by a vote For of 652,117, Against 2,012, and with 17,196 abstaining.

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

    3.3     * Certificate of Amendment to Articles of Incorporation For Nevada
            Profit Corporations filed subsequent to the annual meeting of shareholders on March 22, 2002.




    3.4     * Amendment to the 1998 Stock Option Plan as adopted on March 22,
            2002.

    3.5     * Amendment to the Director's Stock Option Plan as adopted on
            March 22, 2002.

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

    4.20 Letter agreement to amend the convertible debenture, warrant, and registration rights agreement issued to Ignatius Leonards dated
            November 8, 2001. (filed as Exhibit 4.20 to the Company's Quarterly
            Report on Form 10-QSB for the quarter ended November 30, 2001, is incorporated herein by reference).

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

   10.9     Agreement and Plan of Merger, dated June 28,2000,among iExalt, Inc.,
            PCII Combination Corp., and PremierCare Investors, Inc. (filed as
            Exhibit 2.2 to the Company'sCurrentReport on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

   10.10    Agreement and Plan of Merger, dated June 28,2000, among iExalt,
            Inc., PBH Combination Corp.,and Premier Behavioral Healthcare, Inc.
            (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

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

   10.33    Promissory Note dated November 8, 2001 between iExalt, Inc. and I.
            Leonards. (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001, is incorporated herein by reference).




   10.34    Promissory Note dated November 12, 2001 between iExalt, Inc. and
            JAK Unlimited Ltd. (filed as Exhibit 10.34 to the Company's
            Quarterly Report on Form 10-QSB for the quarter ended November 30,
            2001, is incorporated herein by reference).


      -----------------
            *Filed herewith.

      (b) Reports on Form 8-K and Form 8-K/A filed during the three months ended February 28, 2002:

            Form 8-K filed on December 11, 2001, reporting the sale by the Company of certain assets owned by the Company's subsidiary PremierCare LLC.

            Form 8-K filed on December 28, 2001, reporting the Company's Board of Directors approval of a 50 to one reverse stock split, effective as of December 28, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IEXALT, INC.




      April 12, 2002             /s/ Donald W. Sapaugh
                                 ------------------------------------------
                                 Donald W. Sapaugh, CEO/Chairman/
                                 President (Principal Executive Officer)




      April 12, 2002             /s/ Russell Ivy
                                 ------------------------------------------
                                 Russell Ivy, Executive Vice President/
                                         Chief Operating Officer




      April 12, 2002             /s/ Chris L. Sisk
                                 ------------------------------------------
                                 Chris L. Sisk, Executive Vice President/CFO
                                 (Primary Financial Officer)