Form 10QSB
period 2002-05-31
IEXALT INC
filed 2002-07-15
CIK 313625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002



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

                        June 30, 2002: 2,220,509 shares

Transitional Small Business Disclosure Format (check one): YES[ ] NO [XX]

                                    iEXALT, INC.

                                  Table of Contents


                                                                                     Page
                                                                                     ----
Part I   Financial Information
         Item 1                 Condensed Consolidated Financial Statements           3

                                Management's Discussion and Analysis of Financial
         Item 2                 Condition and Results of Operations                  24

Part II  Other Information

         Item 2                 Changes in Securities                                32

         Item 3                 Defaults Upon Senior Securities                      32

         Item 6                 Exhibits and Reports on Form 8-K                     32

         Signatures                                                                  36

Part  I  -  Item  1.  Condensed  Consolidated  Financial  Statements.

                          iEXALT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                            May 31,      August 31,
                                                            2002            2001
                                                         (Unaudited)
                                                        -------------  -------------
CURRENT ASSETS
  Cash                                                  $    115,873   $     80,466
  Accounts receivable, trade, net                            324,745        762,201
  Accounts receivable, other and notes receivable, net        45,328        189,177
  Accounts receivable, affiliate                              35,559         22,874
  Inventory, prepaid expenses and other current assets       197,168        394,620
                                                        -------------  -------------

  TOTAL CURRENT ASSETS                                       718,673      1,449,338

PROPERTY AND EQUIPMENT, net                                  358,587        568,029

OTHER ASSETS
  Goodwill and other intangible assets, net                2,364,010      4,271,540
  Other assets, net                                           24,834        166,361
                                                        -------------  -------------

                                                        $  3,466,104   $  6,455,268
                                                        =============  =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Short-term borrowings                                 $    818,735   $    758,744
  Notes payable to shareholders                              606,258        545,000
  Current maturities of long-term debt                       567,864        630,941
  Current maturities of obligations under capital lease        9,396          7,969
  Accounts payable, trade                                  1,587,498      1,399,047
  Accounts payable, affiliate                                106,076         54,429
  Deferred revenue                                           509,262        489,742
  Other accrued liabilities                                  493,824        689,881
                                                        -------------  -------------

  TOTAL CURRENT LIABILITIES                                4,698,913      4,575,753
                                                        -------------  -------------

LONG-TERM DEBT                                                 4,500         60,953
                                                        -------------  -------------
OBLIGATIONS UNDER CAPITAL LEASE                                2,052          1,411
                                                        -------------  -------------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000 shares
  authorized, no shares issued and outstanding                     -              -
  Common stock, $.05 par value, 100,000,000 shares
  authorized 2,185,509 and 1,346,341 shares, issued
  and outstanding, respectively                              109,275         67,317
  Paid-in capital                                         20,457,563     19,424,686
  Deferred Compensation                                      (80,280)      (524,062)
  Retained deficit                                       (21,725,919)   (17,150,790)
                                                        -------------  -------------

  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (1,239,361)     1,817,151
                                                        -------------  -------------

                                                        $  3,466,104   $  6,455,268
                                                        =============  =============

See  accompanying  notes.

                                         iEXALT, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                            May 31,       May 31,       May 31,       May 31,
                                                              2002          2001          2002          2001
                                                          --------------------------  --------------------------
REVENUES                                                  $ 2,112,972   $ 1,993,595   $ 5,138,662   $ 5,141,950
COST OF SALES AND SERVICES                                  1,383,387     1,486,491     3,498,249     3,725,459
                                                          ------------  ------------  ------------  ------------
GROSS PROFIT                                                  729,585       507,104     1,640,413     1,416,491

SELLING, GENERAL, AND ADMINISTRATIVE                          853,894       945,078     2,217,614     4,023,760
PAYROLL COSTS                                                 646,394       722,313     1,828,126     1,685,787
DEPRECIATION AND AMORTIZATION                                 224,813        89,471       479,512       261,892
LOSS ON DISPOSAL OF ASSETS                                          -       (25,445)       93,438       127,817
IMPAIRMENT OF LONG LIVED ASSETS                                     -             -       605,629             -
                                                          ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                                         (995,516)   (1,224,313)   (3,583,906)   (4,682,765)

OTHER INCOME (EXPENSES)
     Contract Cancellation, Interest Income, Other             (4,531)      (10,062)     (403,250)       (6,750)
     Interest Expense                                        (196,378)     (129,010)     (275,340)     (346,914)
                                                          ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                                   (1,196,425)   (1,363,385)   (4,262,496)   (5,036,429)
INCOME TAXES                                                        -             -             -             -
                                                          ------------  ------------  ------------  ------------

LOSS FROM CONTINUING OPERATIONS                            (1,196,425)   (1,363,385)   (4,262,496)   (5,036,429)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                    (15,602)       (7,226)     (200,984)      140,961
LOSS FROM DISPOSAL OF ASSETS OF
  DISCONTINUED OPERATIONS                                           -             -      (111,649)            -
                                                          ------------  ------------  ------------  ------------

NET LOSS                                                  $(1,212,027)  $(1,370,611)  $(4,575,129)  $(4,895,468)
                                                          ============  ============  ============  ============

NET LOSS PER SHARE FROM CONTINUING
  OPERATIONS                                              $     (0.64)  $     (1.67)  $     (2.74)  $     (7.12)
                                                          ============  ============  ============  ============

NET LOSS PER SHARE                                        $     (0.65)  $     (1.68)  $     (2.94)  $     (6.92)
                                                          ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                               1,873,177       818,083     1,556,453       707,053
                                                          ============  ============  ============  ============

                                                  iEXALT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                             FOR THE NINE MONTHS ENDED MAY 31, 2002
                                                           (Unaudited)



                                                    Common
                                                     Stock                                                           Total
                                             --------------------    Paid-In       Deferred       Retained       Shareholders
                                               Shares     Amount     Capital     Compensation      Deficit     Equity (Deficit)
                                             ----------  --------  -----------  --------------  -------------  -----------------
BALANCE, August 31, 2001                     67,317,077  $ 67,317  $19,424,686  $    (524,062)  $(17,150,790)  $      1,817,151
(Prior to 50:1 reverse split effective
December 28,2001)

BALANCE August 31, 2001                       1,346,341  $ 67,317  $19,424,686  $    (524,062)  $(17,150,790)  $      1,817,151
(Restated for effect of 50:1 reverse split)
Issuance of stock for acquisitions               32,500     1,625       35,063              -              -             36,688
Issuance of stock for services                  658,689    32,934      349,686              -              -            382,620
Deferred compensation, net                            -         -            -        443,782              -            443,782
Issuance of stock for loans,
settlements & debenture conversions             147,979     7,399      356,545              -              -            363,944
Issue stock options/warrants                          -         -        4,000              -              -              4,000
Preferential conversion cost of debt                  -         -      287,583              -              -            287,583
Net loss                                              -         -            -              -     (4,575,129)        (4,575,129)
                                             -----------------------------------------------------------------------------------

BALANCE May 31, 2002                          2,185,509  $109,275  $20,457,563  $     (80,280)  $(21,725,919)  $     (1,239,361)
                                             ===================================================================================

     See accompanying notes.

                                          iEXALT, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                  Nine Months Ended May 31,
                                                                               -----------------------------
                                                                                   2002            2001
                                                                               -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (4,575,129)  $   (4,895,468)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                     491,520          349,970
  Amortization of deferred compensation                                             591,782                -
  Loss on disposition of assets                                                     124,824          127,817
  Loss on disposal of assets from discontinued operations                           111,649                -
  Impairment of long lived assets                                                   605,629                -
  Non-cash expense primarily amortization of debt discounts                         185,927          998,118
  Compensation and other expense for common shares                                  410,287          739,546
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                             640,425          (42,043)
    Inventory, prepaid expenses and other current assets                            106,930         (309,342)
    Other assets                                                                     (1,470)        (212,252)
    Accounts payable                                                                207,750          540,336
    Deferred revenue                                                                (60,845)         169,820
    Other accrued expenses                                                         (154,098)        (210,641)
                                                                               -------------  ---------------

  Net cash used by operating activities                                          (1,314,819)      (2,744,139)
                                                                               -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash from acquisitions                                                         17,122          157,869
  Purchases of property and equipment                                               (46,114)         (56,229)
  Disposition of Assets                                                             938,449                -
                                                                               -------------  ---------------

  Net cash provided by investing activities                                         909,457          101,640
                                                                               -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  -          560,000
  Proceeds from exercise of options                                                       -           12,000
  Payment on borrowings from shareholders                                                 -          (12,000)
  Issuance of stock for loans and settlement                                           (927)               -
  Proceeds from issuance of debt                                                    946,999        2,027,859
  Payments of capital lease obligations                                             (10,663)         (38,052)
  Repayments of debt                                                               (494,640)        (101,623)
                                                                               -------------  ---------------

  Net cash provided by financing activities                                         440,769        2,448,184
                                                                               -------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                      35,407         (194,315)
CASH, BEGINNING OF PERIOD                                                            80,466          278,164
                                                                               -------------  ---------------

CASH, END OF PERIOD                                                            $    115,873   $       83,849
                                                                               =============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                     $     55,213   $       85,723

See  accompanying  notes.

                          iEXALT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION - iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, and a Christian preaching magazine; produces the Life Perspectives radio program five nights per week and is affiliated with a youth-oriented Christian radio program; and operates a comprehensive contemporary Christian music website, a speaker's bureau dedicated to Christian speakers, and an agency business for Christian artists. In addition, iExalt sells tickets for Christian events, manages Christian portal sites, provides access to on-line web based sermon resources through its website, and provides through the Internet, an information-packed, on-line monthly newsletter for local youth programs. Through November 30, 2001 iExalt provided psychiatric counseling services for senior citizens earning healthcare revenues from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities. This business segment was sold as more fully discussed in NOTE B.

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

          Management believes that net proceeds of anticipated securities offerings, anticipated debt financing and revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations in the near term. However, the anticipated securities offerings and debt financing may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not be sufficient to fund operations and meet the needs of the Company's business plans or the Company's revenues may not be adequate or realized. The Company does not generate sufficient working capital to cover cash requirements for the balance of the fiscal year or sufficient to allow the Company to remain in business. Consequently, the Company may not ever become profitable and could soon fail as a going concern. Accordingly, management and its independent accountants believe that; period-to-period comparisons of results of operations or anticipated future events should not be relied upon as an indication of positive future results of operations or future profitability, and continuance as a going concern may not be achieved.

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

          INTERIM RESULTS - The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position at May 31, 2002 and the Company's consolidated results of operations for the three month and nine month periods and cash flows for the nine month periods ended May 31, 2002 and May 31, 2001. Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

          FINANCIAL  INSTRUMENTS  -  FAIR  VALUE  -  The  carrying values of the
          Company's financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, royalties and debt, approximate their respective fair values because of short lives.

          CREDIT RISK - The Company maintains its cash and with high credit quality financial institutions and limits the credit exposure to any one institution. The Company's accounts receivable primarily arise from sales to customers and generally do not require collateral. The Company periodically evaluates its credit exposure with its customers.

          GOODWILL AND OTHER INTANGIBLES - Goodwill represents the cost in excess of fair value of the assets of businesses acquired. Other intangible assets represent costs allocated to covenants not to compete and other intangibles acquired in business acquisitions or agreements. In July 2001 the FASB issued statement of Financial
          Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Statement No. 142 primarily addresses the accounting for goodwill and intangible assets
                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          subsequent to their acquisition. Under Statement 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001 will immediately be subject to the provisions of Statement No. 142. The Company adopted Statement No. 142 effective September 1, 2001. At May 31, 2002, the Company had $1,946,785 in intangible goodwill that will no longer be amortized under this statement. Had the Company adopted SFAS 142 effective for the three month and nine month periods ending May 31, 2001, amortization expense would have been reduced $91,736 and $197,180, respectively.

          In place of amortization of intangible assets, at least annually, the Company must test all intangible assets to determine the amount of impairment to those assets, if any. Consequently, and due in substantial part to; the Company's and its subsidiaries inability to generate positive cash flow and working capital; lack of profitability and equity capital, large adjustments to goodwill and intangibles may result from impairment testing in the future.

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

          In September 2001, iExalt was notified that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed for protection from creditors to reorganize under the federal bankruptcy statutes. Based on the information available at that time management determined that the Company should recognize at August 31, 2001 an impairment loss in the amount of $1,340,312 to these assets including the promissory note, common stock value of 711.NET, Inc. and some of the goodwill. Based upon the results of the preliminary bankruptcy hearings in December 2001, management no longer anticipated reclaiming the CleanWeb customer base and does not expect to collect any notes receivable owed by 711.NET. As a result, management impaired the remaining goodwill of $500,000 effective November 30, 2001. Notice was given on March 15, 2002, that the 711.NET Trustee had initiated a proposed sale and liquidation of the 711.NET assets, which subsequently did occur.

          Management learned that the primary advertising provider of ListenFirst.com, one of the Company's subsidiaries, unexpectedly discontinued operations as of December 31, 2001. ListenFirst.com provides an Internet website for Christian music. Its advertising providers are critical to ListenFirst.com achieving and maintaining profitability. The Company is currently operating ListenFirst.com's website; however management is not optimistic about obtaining other advertising providers that will allow the subsidiary to achieve and maintain profitable operations.

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


          NEW ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe Statement No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. The provisions of Statement No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Statement No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing or discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts from operating losses that have not yet occurred. Statement No. 144 also broadens the definition of the criteria for reporting discontinued operations to include all operations within an entity that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity as a result of the disposal. The disposal of the Electronic Publishing division as further discussed in Note K will qualify as "discontinued operations" under this new statement. If management decides to early adopt the provisions of this statement, revenues of $1,114,082 for the nine months ending May 31, 2002 will be removed from the results of operations and reported separately and the net loss from operations will increase $118,956 in the fourth quarter of 2002.

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that rescinds Statement No.'s 4, and 64 related to reporting gains and losses from debt extinguishments and also rescinds Statement No. 44 related to accounting for intangible assets of motor carriers. It amends Statement No. 13 to eliminate the inconsistencies between sales-lease back transactions and certain lease modifications with economic benefits that are similar to sales-lease back modifications. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this statement, gains and losses on the extinguishment of debt shall no longer be reported as an extraordinary item. The effective date of Statement No. 145 shall be applied for fiscal years beginning after May 15, 2002. Any prior period gains and losses on debt extinguishment presented as an extraordinary item, and not meeting the remaining criteria of SFAS 130, are to be reclassified to conform to current year presentation. Management intends to early adopt the provisions of this statement in fourth quarter of 2002. Accordingly, the gain on the debt extinguishment discussed in Note K will be classified in the results from continuing operations for the fourth quarter.


          MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ substantially from those estimates. Because goodwill and intangible assets represent assets that are dependent upon the Company achieving future profitability and remaining in business,
                          iEXALT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued
                                   (Unaudited)


          they represent significant estimates made by management that are subject to significant impact in the near term.


          REVENUE RECOGNITION - The Company generally recognizes revenue on services as they are performed and on products when they are sold net of sales returns. Speaker revenues are recognized when the speech or event occurs. Electronic publishing revenues are recorded net of a provision for sales returns and allowances as the Company grants refunds and returns on electronic publishing products if the software and publications sold are returned within thirty days. Revenue from ticket operations is recognized as tickets are sold. Although iExalt collects ticket receipts representing the full ticket price on behalf of its clients, the Company only records as revenue the convenience charges and handling fees included in the ticket price. Advertising revenue is recognized when published.

          EARNINGS PER SHARE - The dilutive effects of stock options and warrants have not been included in the calculation of earnings per share as they are anti-dilutive; however, they may become dilutive in the future.

          REVERSE STOCK SPLIT - In December 2001, the Company's Board of Directors declared a 50 to one (50:1) reverse stock split of the Company's common stock. Every 50 shares of iExalt, Inc. common stock, $0.001 par value per share, was to be converted to one share of iExalt, Inc. common stock, $0.05 par value, and each shareholder was entitled to receive a payment for any fractional shares that result from the split. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of 50 to one. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective September 1, 2000. The new stock symbol is IEXA and CUSIP number is 451691208. The Company will not recognize certificates representing the pre-split shares for voting, distribution, or other purposes. Old certificates must be replaced with new certificates.


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

          On November 30, 2001 the Company sold certain assets of PremierCare including the assets related to the Rapha and Barnabus Christian Counseling Network business to UMC Ten Broeck, Inc. ("Buyer").
          Excluded from the asset sale was PremierCare's cash, accounts receivable, and receivable from related parties. The Buyer did not assume any liabilities except those liabilities outlined in the agreement. The purchase price was $1,000,000 cash at closing plus deferred payments equal to one third of any EBITDA generated by the business in excess of $500,000 annually for a period of two years following closing. Total payment in deferred purchase price shall not exceed $750,000 on an annual basis. Excluding shared services, EBITDA generated by Premier Care/Rapha for fiscal year
                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          ending August 31, 2001 exceeded the targeted EBITDA, however, it is not possible at this time to determine whether future earnings from the PremierCare assets will be sufficient to exceed the EBITDA threshold, consequently it is not possible to determine whether the Company will receive any future payments from this arrangement. (See Footnote K for details of the assignment of 50% of any payments up to $150,000.) As part of the sale, the Company entered into a shared services agreement, whereby management of the Company will provide consulting services to the Buyer during the two-year period. In addition, the Company will provide advertising and marketing services to the Buyer to promote the growth strategy of PremierCare for a term of not less than three years. Based on the facts and circumstances existing at the conclusion of the Company's fiscal year end August 31, 2001 and currently existing, management of the Company is of the opinion that the service contract has an estimated value of approximately $750,000. Consequently, some of the goodwill, which represented a portion of the excess cost paid by the Company over the net book value of PremierCare's assets at the date purchased by the Company was retained on the Company's books, treated as an intangible asset and is being amortized over a one-year period, commencing December 31, 2001, on a straight-line basis. This estimate is subject to significant near term impairment should future operating results of the sold operating assets of PremierCare not be sufficient to generate an adequate amount of earnings.

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

          In February 2002, the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site, for 25,000 shares of the Company's common stock and $9,500 cash. The transaction was accounted for as a purchase and goodwill was recorded in the amount of $102,368. Results of operations have been included in the statement of operations since the acquisition date. The Company's acquisition strategy has been to acquire, develop and manage a large channel of media (print, radio, software and Internet). The acquisition of Preaching Resources, Inc. is expected to increase the Company's presence and marketing potential in the Christian media market through its subscriber base. The founder and editor of Preaching Resources, Inc. will remain as President and CEO, and will be entitled to cash and stock bonuses based on the achievement of certain performance objectives. The purchase agreement also contains a requirement to pay quarterly cash bonuses that will be equal to 50% of the net income derived from Preaching Magazine up to the first $40,000 of annualized net income, and 25% of the next $40,000 in annualized net income, and 10% of all annualized net income greater than the initial $80,000 of annualized net income, as calculated using generally accepted accounting principles for a term of three years commencing February 1, 2002. The stock bonus will be equal to 1,500 shares of the Company's common stock, $.05 par value, for each 1,000 paid subscribers to Preaching Magazine in excess of 5,000 paid subscribers, as of February 28, 2003.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          The following unaudited pro forma combined results of operations of the Company for the nine months ended May 2002 and 2001 assume significant acquisitions and dispositions had occurred as of the beginning of the respective periods.

                                                PRO FORMA
                                         Nine Months Ended May 31,
                                      -------------------------------
                                           2002             2001
                                      ---------------  --------------
Revenues                              $    5,138,662   $   4,267,273
Loss from operations                  $   (3,583,906)  $  (4,333,601)
Net loss                              $   (4,262,496)  $  (4,673,916)
Net loss per share                    $        (2.74)  $       (6.53)
Pro Forma Weighted Average Number of
 Shares Outstanding                        1,556,453         716,203


          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the significant acquisitions and dispositions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.


NOTE C    PROPERTY  AND  EQUIPMENT

                                           May 31,     August 31,
                                             2002         2001
                                          ----------  ------------
Computer equipment and software           $ 362,622   $   347,582
Furniture, fixtures and office equipment    184,591       211,061
Automobiles                                  12,000       190,091
Leasehold improvements                       52,854        42,036
                                          ----------  ------------
                                            612,067       790,770
Less accumulated depreciation              (253,480)     (222,741)
                                          ----------  ------------
                                          $ 358,587   $   568,029
                                          ==========  ============

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE  D   SHORT-TERM  BORROWINGS

                                                                  May 31,    August 31,
                                                                    2002        2001
                                                                 ----------  -----------
Revolving line of credit with bank, interest at prime
payable monthly, due December 18, 2000, guaranteed by
shareholder                                                 (1)  $ 150,000   $   150,000
Loan, non-interest bearing, due March 22, 2001              (2)          -       180,000
Convertible debenture, due July 15, 2002, interest 14%      (3)          -       165,936
Promissory note, due December 31, 2001, interest 21%        (4)          -        75,000
Convertible debenture, due Dec. 29, 2001, interest 11%      (5)          -       100,000
Convertible debenture, due July 16, 2002, interest 14%      (8)    100,000             -
Convertible debenture, due August 1, 2002, interest 8%      (9)     80,000             -
Convertible debenture, due Nov. 14, 2002, interest 8%      (10)     70,000             -
Convertible debenture, due Aug. 14, 2002, interest 8%      (11)    100,000             -
Convertible debenture, due Mar. 12, 2003, interest 10%     (12)     50,000             -
Convertible debenture, due Sep. 19, 2002, interest 8%      (13)    100,000             -
Convertible debenture, due Apr. 19, 2002, interest 14%     (14)     65,000             -
Convertible debenture, due Jun. 14, 2002, interest 14%     (15)     87,864             -
Discount on debentures                                            (123,835)
Other unsecured revolving lines of credit in the form of
credit cards with interest ranging from 11.9% to 22.9%,
payable monthly                                                    139,706        87,808
                                                                 ----------  -----------
                                                                 $ 818,735   $   758,744
                                                                 ==========  ===========


          (1) In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999 and guaranteed by a shareholder without the Company's authority. As more fully discussed in Note K, in late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $150,000 revolving line of credit

          (2) In February 2001, the Company negotiated two loans, each in the amount of $90,000. The Company issued 25,714 restricted shares of its common stock in payment of one of the loans in October 2001. In December 2001, the Company resolved the outstanding balance of the other loan by issuing 15,000 restricted shares of its common stock.

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

          (5) On August 14, 2001, the Company entered into a $140,000 loan agreement with Cresson Productions, Inc. Borrowings are to be repaid within six months of funding and bear interest at 11%. As additional consideration, the Company issued warrants for 8,400 shares of the Company's common stock at an exercise price of $3.50 related to transaction placement fees. The warrants are vested and have a five-year term. The Company has the option to repay the principal and interest with cash or shares of the Company's common stock which shares will be valued at the lesser of $10.00 per share or 75% of the average of the stock's closing price in the previous 5 trading days. The Company ultimately borrowed $131,000 from the loan facility and in February 2002 the Company repaid the loan by issuing 83,161 restricted shares of its common stock to the debenture holder.

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

          (8) On January 16, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.49 and matures on July 16, 2002. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

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

          (11) On February 20, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.39 and matures on August 20, 2002. Russell Ivy, Chief Operating Officer for the Company, is also the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          (12) On March 12, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The note bears interest at 10%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $2.00 or sixty five percent of the closing bid price on the anniversary date, whichever is lower. The note also provides an option to extend the repayment date providing the Company compensates the holder $2.00 per paid subscriber, of the Preaching Magazine, in excess of 7,500 paid subscribers as an extension fee. The note is secured by fifty one percent of the outstanding stock of Preaching Resources, Inc. The Holder was awarded 20,000 shares of the Company's restricted common stock with certain registration and advertising rights. The Company guaranteed the value of $2.00 per share or additional shares will be issued once the Company has received approval of its registration statement.

          (13) On March 19, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on September 19, 2002. Russell Ivy, Chief Operating Officer for the Company, is also the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

          (14) On March 19, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. At May 31, 2002, $65,000 had been received from this debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on April 19, 2002. Russell Ivy, Chief Operating Officer for the Company, is also the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K. The owner of the debenture has agreed to waive payment until the debt is consolidated.

          (15) On May 14, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. At May 31, 2002, $87,864 had been received from this debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on June 14, 2002. Russell Ivy, Chief Operating Officer for the Company, is also the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K. The owner of the debenture has agreed to waive payment until the debt is consolidated.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE  E   NOTES  PAYABLE  TO  SHAREHOLDERS

                                                       May 31,   August 31,
                                                         2002       2001
                                                       --------  -----------
Non-interest bearing note payable to shareholder, due
on demand secured by all assets of NetXpress           $350,000  $   350,000
Unsecured note payable to shareholder, 8% interest,
due on demand                                           195,000      195,000
Unsecured note payable to shareholder, due on
demand                                                   61,258            -
                                                       --------  -----------
                                                       $606,258  $   545,000
                                                       ========  ===========

          In connection with the acquisition of NetXpress, iExalt, Inc. (Texas), a subsidiary of the Company, assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc. Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made, however, as of May 31, 2002, the net assets of iExalt, Inc. (Texas) do not exceed $5,000,000; therefore, management does not believe there has been cause for demand of payment. As more fully discussed in Note K, in late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $350,000 note payable.

          During August 2000, U.S. Sporting Interests, LLC loaned the Company $195,000 under a demand note with an 8% interest rate. Demand for payment of the $195,000 has been made. As more fully discussed in Note K, in late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $195,000 note payable.

          On May 30, 2002, Russell Ivy, the Chief Operating Officer and a shareholder of the Company loaned the Company $61,258. The Company has negotiated a loan agreement that results in the consolidation of this amount into a new loan facility as further discussed in Note K.


NOTE  F   LONG-TERM  DEBT

                                                      May 31,   August 31,
                                                        2002       2001
                                                      --------  -----------
Note payable to bank, interest at prime payable
quarterly, due June 30, 2001, unsecured, guaranteed
by shareholder                                        $550,000  $   550,000

Vehicle notes payable, interest ranging from 1.9% to
14.25%, maturing June 2001 to June 2004, secured by
vehicles                                                     -       90,785

Notes payable on various insurance policies             15,532       44,256

Other unsecured notes payable, due on demand             6,832        6,853
                                                      --------  -----------
                                                       572,364      691,894

Less: current maturities                               567,864      630,941
                                                      --------  -----------
                                                      $  4,500  $    60,953
                                                      ========  ===========

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          The note payable to the bank matured on June 30, 2001; however, the bank has provided forbearance and the Company continues to accrue interest payments. As more fully discussed in Note K, in late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $550,000 note payable to the bank

NOTE  G   SHAREHOLDERS'  EQUITY

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

          In February 2002, the Company issued 83,161 shares of its common stock for payment in full of any obligation related to the convertible debenture held by Cresson Productions Inc.

          In March 2002, the Company issued 50,300 shares of its common stock for compensation for certain consulting services and 20,000 shares of its common stock as an inducement to an investor to provide funding for the Company through a convertible debenture.

          In May 2002, the Company issued 275,719 shares of its common stock to various radio stations for costs related to radio broadcast of the Life Perspectives program and 85,000 shares of its common stock for payment of legal services to a shareholder of the Company.

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


NOTE  I   INCOME  TAXES

          The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of May 31, 2002 the Company estimates an accumulated taxable net operating loss ("NOL") carry forward for income tax purposes of approximately $13.9 million, resulting in a deferred tax asset of $4.9 million. These carry forwards begin to expire in 2019 through 2021.

          Because U.S. tax laws limit the time and availability during which NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to utilize its NOL and tax credits for federal income tax purposes. A valuation allowance has been established to fully offset the deferred tax assets.


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

The Company's reportable segment information for the nine months ended May 31, 2002 and 2001 are as follows:

               Nine Months     Internet &       Print            Health        Corporate/    Reporting
                  Ended        Technology    Publications       Services         Other       Segments
                  May 31,                                    (discontinued)
              ---------------  ------------  --------------  ---------------  ------------  ------------
              Revenues:
                2002           $ 3,501,002   $   1,637,660   $             -  $         -   $ 5,138,662
                2001           $ 3,654,146   $   1,487,804   $             -  $         -   $ 5,141,950

              Gross Profit:
                2002           $ 1,139,829   $     500,584   $             -  $         -   $ 1,640,413
                2001           $   980,188   $     436,303   $             -  $         -   $ 1,416,491

              Loss from
               Operations:
                2002           $(1,166,184)  $    (261,418)  $             -  $(2,156,304)  $(3,583,906)
                2001           $  (767,825)  $    (153,839)  $             -  $(3,761,101)  $(4,682,765)

              Depreciation /
               Amortization:
                2002           $    37,044   $      36,366   $             -  $   406,102   $   479,512
                2001           $   144,419   $      67,858   $             -  $    49,615   $   261,892

              Assets:
                2002           $ 1,592,849   $   1,422,048   $        38,465  $   412,742   $ 3,466,104
                2001           $ 5,324,471   $   1,378,258   $     2,376,637  $   437,096     9,516,462


          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:

                                                             Nine Months Ended May 31,
                                                          -------------------------------
                                                                2002            2001
                                                          ----------------  -------------
Gross profit of reportable segments                       $     1,640,413   $  1,416,491
     Other expenses                                             5,224,319      6,099,256
                                                          ----------------  -------------
Loss from operations                                           (3,583,906)    (4,682,765)
Other Income/(Expense)
     Interest income/other                                       (403,250)        (6,750)
     Interest expense                                            (275,340)      (346,914)
Income (Loss) from discontinued operations                       (200,984)       140,961
Loss from disposal of assets of discontinued                     (111,649)             -
operations
                                                          ----------------  -------------
Net Loss                                                  $    (4,575,129)  $ (4,895,468)
                                                          ================  =============

          Revenues totaled $5,138,662 for the nine months ended May 31, 2002, which is compared to revenues of $5,141,950 from the nine months, ended May 31, 2001. Revenues from the healthcare segment for the nine months ended May 31, 2002 totaled $1,122,808 and expenses totaled $1,323,792, which are shown net as loss from discontinued operations. Assets related to the Health Services segment were sold on November 30, 2001 resulting in a loss on disposal of assets of $111,649, which is also shown as loss from discontinued operations on the accompanying condensed
                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


          consolidated statement of operations. Gross profit for the nine months ended May 31, 2002 totaled $1,640,413 compared to $1,416,491 for the nine months ended May 31, 2001.

          The Company's reportable segment information for the three months ended May 31, 2002 and 2001 are as follows:

          Three Months      Internet &       Print           Health        Corporate/    Reporting
          Ended             Technology    Publications      Services         Other       Segments
          May 31,                                        (discontinued)
          ---------------  ------------  --------------  ---------------  ------------  ------------
          Revenues:
            2002           $ 1,486,906    $    626,066   $             -  $         -   $ 2,112,972
            2001           $ 1,458,376    $    535,219   $             -  $         -   $ 1,993,595

          Gross Profit:
            2002           $   514,679    $    214,906   $             -  $         -   $   729,585
            2001           $   365,563    $    141,541   $             -  $         -   $   507,104

          Loss from
           Operations:
            2002           $  (115,750)  $     (54,796)  $             -  $  (824,970)  $  (995,516)
            2001           $  (391,810)  $     (57,970)  $             -  $  (774,639)  $(1,224,419)

          Depreciation /
           Amortization:
            2002           $    11,760   $      15,033   $             -  $   198,020   $   224,813
            2001           $    49,214   $      23,505   $             -  $    16,752   $    89,471

          Assets:
            2002           $ 1,592,849   $   1,422,048   $        38,465  $   412,742   $ 3,466,104
            2001           $ 5,324,471   $   1,378,258   $     2,376,637  $   437,096   $ 9,516,462

          The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes as follows:

                                               Three Months Ended May 31,
                                            -------------------------------
                                                 2002            2001
                                            --------------  ---------------
Gross profit of reportable segments         $     729,585   $      507,104
     Other expenses                             1,725,101        1,731,523
                                            --------------  ---------------
Loss from operations                             (995,516)      (1,224,419)
Other Income/(Expense)
     Interest income/other                         (4,531)         (10,062)
     Interest expense                            (196,378)        (129,010)
Income(Loss) from discontinued operations         (15,602)          (7,226)
                                            --------------  ---------------
Net Loss                                    $  (1,212,027)  $   (1,370,611)
                                            ==============  ===============

          Revenues totaled $2,112,972 for the three months ended May 31, 2002, which is a 6% increase compared to revenues from the three months, ended May 31, 2001. Revenues from the healthcare segment for the three months ended May 31, 2002 totaled $1,358 and expenses totaled $16,960, which are shown net as loss from discontinued operations. Gross profit for the three months ended May 31, 2002 totaled $729,585 compared to $507,104 for the three months ended May 31, 2001, which is an increase of $222,481.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE  K   SUBSEQUENT  EVENTS

          In June 2002, the Company issued 30,000 of its common shares for services with consultants. Under the terms of the one-year consulting agreements, the two consultants will receive additional shares totaling 30,000 shares upon the expiration of each quarter. The Company also issued 5,000 of its common shares to one of its employees as part of a settlement relating to termination of employment.

          In June 2002, the Company entered into a 14% loan agreement (the Agreement) with J.A.K. IV LP (lender) which provides for the possible funding of up to $1,000,000 in addition to the consolidation and payment of $464,227 of debt and interest payable outstanding at May 31, 2002. All borrowings, which are subject to pre-approval by a management committee appointed by the lender, are due on or before May 31, 2003. The management committee is compensated at the rate of $10,000 per month for services associated with this Agreement. Terms of the Agreement, which is collateralized by a lien and security interest in all current and future assets of the Company, and contains specific operating, financial, and reporting covenants and requirements, provides for the conversion of outstanding borrowings to shares of the Company's restricted common stock at $0.225 cents per share. However, the number of shares subject to this conversion feature may not exceed 7,500,000. The Agreement also provides for the issuance of 1,600,000 warrants to purchase common shares of the Company at a price of $0.50 per share. iExalt is required to reserve, free from preemptive rights, out of its treasury stock or its authorized but un-issued shares of common stock, or both, solely for the purpose of effecting the conversion of the loans, sufficient shares to provide for the conversion of the loan. All of the Company's common stock underlying the warrants and conversion rights acquired by the lender have one demand and unlimited piggyback registration rights whereby the lender agrees to register (at the lender's expense to a maximum of $25,000) in the appropriate filing with the United States Securities & Exchange Commission the underlying shares. The Company is required to use its best efforts to obtain approval of such registration, and should the registration of the underlying shares not be approved within ninety days of filing, the Company will incur a penalty of 1% per week payable in common stock, for any delay, not to exceed 500,000 shares in total penalty payment to the lender.

          In June 2002, the Company agreed to a settlement that resolves all obligations related to the disputed shareholder loans with J. Tompkins, certain bank debt, the note receivable related to the nXp Technologies, Inc. and compensation claims of ARTA Equity Advisors. For consideration of assignment from the Company of the assets and selected liabilities related to the iExalt Electronic Publishing (ePublishing) business, issuance of 300,000 shares of the Company's common stock (150,000 restricted shares and 150,000 freely tradable shares), settlement of claims with the bank related to the line of credit and the note payable, and execution of an 18 month note payable with 8% interest payable monthly, to Jack Tompkins in the amount of $150,000, the parties have agreed to compromise, settle, and provide for the final termination of all disputes, claims, and controversies. The agreement requires the assignment to Tompkins of 50% of the remaining payments that may be received from the receivables of PremierCare LLC or other payments to which iExalt Nevada is entitled under the agreements pursuant to which PremierCare was sold. The Company must remove all restrictions on the 150,000 restricted shares within a one-year period from the date of this agreement. The outstanding obligations related to the line of credit and the notes payable to Chase Bank were purchased by J.A.K. IV LP. Subsequent to that assignment the Company executed an agreement with J.A.K. IV LP whereby the parties agreed to modify certain terms related to the Interim Loan Agreement dated June 24, 2002. The Company agreed to an advance under the terms of the Interim Agreement of $300,000 to resolve any outstanding obligation that might remain specifically with the assigned line of credit and note payable.

                          iEXALT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

          The following unaudited pro forma balance sheet of the Company as of May 31, 2002 assumes the disposition of ePublishing and settlement of debt with Chase and claims with Jack Tompkins had taken place on May 31, 2002:

                                                 May 31, 2002
                                ------------------------------------------
                                   iExalt &      ePublishing    Pro Forma
                                 Subsidiaries    Disposition      Total
                                ------------------------------------------
Current assets                  $     718,673   $   (236,656)  $  482,017
Property, plant & equipment           358,587        (31,947)     326,640
Goodwill and other intangibles      2,364,010       (162,349)   2,201,661
Other assets                           24,834         (5,900)      18,934
                                ------------------------------------------
Total assets                    $   3,466,104   $   (436,852)  $3,029,252
                                ==========================================

Current liabilities             $   4,698,913   $ (1,047,665)  $3,651,248
Long-term debt and other                6,552              -        6,552
Shareholders' deficit              (1,239,361)       610,813     (628,548)
                                ------------------------------------------
Total liabilities & deficit     $   3,466,104   $   (436,852)  $3,029,252
                                ==========================================

          The following unaudited pro forma results of operations of the Company for the nine months ended May 31, 2002 and May 31, 2001 assume that the ePublishing disposition and settlement of debt with Chase and claims with Jack Tompkins as well as the significant acquisitions and dispositions discussed in Note B had been completed as of the beginning of the respective periods.

                                     Nine Months Ended May 31, 2002
                              ------------------------------------------
                               Pro Forma     ePublishing     Pro Forma
                                 Note B      Disposition       Total
                              ------------------------------------------
Revenues                      $ 5,138,662   $ (1,114,082)  $  4,024,580
Loss from operations          $(3,583,906)  $   (120,815)  $ (3,704,721)
Net loss                      $(4,262,496)  $   (118,956)  $ (4,381,452)
Earnings/(loss) per share     $     (2.74)                 $      (2.36)
ProForma Weighted Average
Number of Shares Outstanding    1,856,453                     1,856,453

                                     Nine Months Ended May 31, 2001
                              ------------------------------------------
                               Pro Forma     ePublishing     Pro Forma
                                 Note B      Disposition       Total
                              ------------------------------------------
Revenues                      $ 4,267,273   $ (1,065,967)  $  3,201,306
Loss from operations          $(4,333,601)  $    (84,931)  $ (4,418,532)
Net loss                      $(4,673,916)  $    (83,553)  $ (4,757,469)
Earnings/(loss) per share     $     (6.53)                 $      (4.68)
ProForma Weighted Average
Number of Shares Outstanding      716,203                     1,016,203

          The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the disposition of ePublishing taken place at the beginning of the respective periods, nor is it necessarily indicative of results that may occur in the future.

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

General

     iExalt blends the positive modern technologies available through the Internet with traditional media to provide products, services, and Internet solutions to Christian families, businesses, schools, communities, and organizations. iExalt currently publishes Christian electronic books and reference materials, a Christian events magazine, a Christian business directory, a Christian newspaper, a Christian Preaching magazine; produces a radio program five nights per week and is affiliated with a youth oriented Christian radio program; operates a comprehensive contemporary Christian music website, one of the largest speakers bureaus dedicated to Christian speakers, and an agency that provides Christian artists. In addition, iExalt sells tickets for Christian events, manages one of the most popular Christian portal sites, provides access to on-line web based sermon resources through its web site, and provides, through the Internet, a cutting-edge information-packed, online monthly newsletter for local youth programs called the Parent Link. iExalt provided psychiatric counseling services for senior citizens from the implementation and management of geriatric psychiatric programs for hospitals and other health facilities through November 30, 2001 at which time this business segment was sold.

     iExalt is a company formed to meet the needs of the Christian community. Our vision is to reflect Jesus Christ by providing the highest quality Christian products, services and technology solutions. iExalt's primary goals are as follows:

          -    Media:         iExalt  will  acquire,  develop  and  expand  our
                              influence through print, radio, television and the
                              Internet
          -    Migration:     iExalt  will  migrate  each  company in the iExalt
                              family  to  a  Web  related  strategy
          -    Market:        iExalt  will  enter fields where we can reasonably
                              expect  to  be  the  dominant  entity
          -    Ministry:      iExalt  must  ensure  that each company within the
                              family  of  iExalt companies has a ministry focus,
                              and  shares  our commitment to the Christian faith
          -    Monetary:      iExalt  must  create  positive  returns  for  our
                              shareholders

     iExalt was originally incorporated as Louisiana Northern Gas, Inc. a Nevada corporation on April 23, 1979. The name of the Company was changed to Sunbelt Exploration, Inc. on December 21, 1979. From 1989 until September 1, 1999, the
Company had very limited operations. The Company consummated a merger (hereinafter referred to as the "Merger") on September 1, 1999 with iExalt, Inc., a Texas corporation incorporated on January 7, 1999, ("iExalt-Texas") whereby the shareholders of iExalt-Texas acquired an approximate 89% ownership interest in the Company. The Merger has been accounted for as a reverse takeover with the Company being the surviving legal entity and iExalt-Texas being the acquirer for accounting purposes. Concurrent with the Merger, the Company changed its name from Sunbelt Exploration, Inc. to iExalt, Inc.

     On September 19, 2001 the Company received notice that 711.NET, Inc., the purchaser of certain assets of CleanWeb, filed a petition in bankruptcy and that the case is pending pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina. Notice was given on March 15, 2002 that the 711.NET Trustee had initiated a proposed sale and liquidation of the 711.NET assets and subsequently the assets were sold. The Company recognized impairment charges both at August 31, 2001 and an additional amount at November 30, 2001. Also included within the nine month period ended May 31, 2002 is a $105,629 impairment loss related to ListenFirst.com, a subsidiary of the Company. Management learned that the primary advertising provider of ListenFirst.com, unexpectedly discontinued operations as of December 31, 2001. Although the Company continues to operate ListenFirst.com, other advertising providers may not be obtained and the Company may be forced to discontinue these operations in the near future. Management believes no additional impairment of goodwill and other intangibles is required at this time.

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

     In February 2002, the Company purchased Preaching Resources, Inc., a reference magazine for leaders within the Christian community and an on-line Internet site, for 25,000 shares of the Company's common stock and $9,500. The Company's acquisition strategy has been to acquire, develop and manage a large channel of media (print, radio, software and Internet). The acquisition of Preaching Resources, Inc. is expected to increase the Company's presence and marketing potential in the Christian media market through its subscriber base. The founder and editor of Preaching Resources, Inc. will remain as President and CEO, and will be entitled to cash and stock bonuses based on the achievement of certain performance objectives. The quarterly cash bonus will be equal to 50% of the net income derived from Preaching Magazine up to the first $40,000 of annualized net income, and 25% of the next $40,000 in annualized net income, and 10% of all annualized net income greater than the initial $80,000 of annualized net income, as calculated using generally accepted accounting principles. The stock bonus will be equal to 1,500 shares of the Company's common stock, $.05 par value, for each 1,000 paid subscribers to Preaching Magazine in excess of 5,000 paid subscribers, as of February 28, 2003.

     In March 2002, the Company issued 50,300 shares of its common stock for compensation for certain consulting services and 20,000 shares of its common stock as an inducement to an investor to provide funding for the Company through a convertible debenture.

     In May 2002, the Company issued 275,719 shares of its common stock to various radio stations for costs related to radio broadcast of the Life Perspectives program and 85,000 shares of its common stock for payment of legal services to a shareholder of the Company.

     iExalt has a limited operating history upon which an evaluation of business results can be based. The Company is involved in a dynamic and rapidly developing technology and is attempting to incorporate the tremendous power of the Internet to market its products and services while seeking to generate revenues from its internet portal through advertising and sponsorship. Partnered with its technology efforts, iExalt is also providing products and services through various channels. The risk and rewards associated with start-up ventures or early developmental companies like iExalt are often volatile. iExalt has incurred significant net losses since its inception and expects to continue to operate at a loss unless its companies can generate revenues in excess of expenditures at a future date. As of May 31, 2002 iExalt has experienced a cumulative deficit of $21,725,919 comprised of both cash and non-cash components. Although management's plans may not be successful, it has been determined that the Company will emphasize the monetary goal, and to that end, will execute plans that may increase revenues while simultaneously seeking acquisitions that add immediate positive value to earnings. The Company's deficit working capital, its lack of access to the debt and equity markets, and its small market cap among other things significantly limits the Company's ability to successfully attract quality merger and acquisition candidates.

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

     Net loss for the nine months ended May 31, 2002 totaled $4,575,129 compared to a net loss of $4,895,468 for the nine months ended May 31, 2001. The loss for the nine months ended May 31, 2002 includes significant non-cash expenses totaling $2,521,618 compared to $2,215,451 for the nine months ended May 31, 2001. The non-cash expenses for the nine months ended May 31, 2002 are related to impairment of CleanWeb and ListenFirst.com assets, depreciation, amortization, common stock shares issued for services, stock options or warrants that were issued, preferential conversion rights, and loss on disposition of assets. The non-cash expenses for the nine months ended May 31, 2001 were related to business disposals during September 2000, depreciation, amortization, common stock shares issued for services, and stock options and warrants that were issued. Excluding these non-cash expenses, the loss for the nine months ended May 31, 2002 was $2,053,511 compared to $2,680,017 for the nine months ended May 31, 2001. Net loss for the quarter ended May 31, 2002 totaled $1,212,027 compared to a net loss of $1,370,611 for the same quarter in fiscal 2001.

Revenues

     Internet & Technology Applications generate revenues from product sales, speaker fees, artist fees, subscriptions, user fees, and advertising. Revenues for Print Publications consist of advertising, subscriptions, and ticket service fees. Healthcare Services revenues were earned from hospitals for providing services in accordance with our contracts. Total revenues from continuing operations were $5,138,662 for the nine months ended May 31, 2002 compared with

$5,141,950 for the nine months ended May 31, 2001. Decreases in revenues within the Internet and Technology Applications in total were modest at $153,144; however, within the individual business units were significant - increases from ChristianSpeakers of $554,549 (due to an increase in the number of events played) and revenues from the Regeneration youth worker conference served to nearly offset the decline from the disposal of Clean Web. The increase in revenues within the Print Publications segment is primarily due to the acquisition of Preaching Resources, Inc. and increased advertising sales at Christian Happenings. Revenue from the healthcare segment for the nine months ended May 31, 2002 totaled $1,122,808, which is shown net of expenses as loss from discontinued operations in the financial statements. Revenues for continuing operations by segment for the two periods are as follows:

                                              Nine Months Ended May 31,
                                      ------------------------------------------
                                            2002                  2001
                                      --------------------  --------------------
REVENUES                                Amount    Percent     Amount    Percent
                                      ----------  --------  ----------  --------

Internet and Technology Applications  $3,501,002       68%  $3,654,146       71%
Print Publications                     1,637,660       32%   1,487,804       29%
                                      --------------------  --------------------
                                       5,138,662      100%   5,141,950      100%
                                      ====================  ====================

     Total revenues from continuing operations were $2,112,972 for the three months ended May 31, 2002 compared with $1,993,595 for the three months ended May 31, 2001. The increase in revenue within the Internet and Technology Applications in total was modest at $28,530; however, within the individual business units was significant - increases from ChristianSpeakers of $269,653 (due to an increase in the number of events played) and revenues from the Regeneration youth worker conference served to nearly offset the decline from the disposal of Clean Web. The increase in revenues within the Print Publications segment is primarily due to the acquisition of Preaching Resources, Inc. Revenues for continuing operations by segment for the two periods are as follows:

                                               Three Months Ended May 31,
                                      ------------------------------------------
                                              2002                  2001
                                      --------------------  --------------------
REVENUES                                Amount    Percent     Amount    Percent
                                      ----------  --------  ----------  --------
Internet and Technology Applications  $1,486,906       70%  $1,458,376       73%
Print Publications                       626,066       30%     535,219       27%
                                      --------------------  --------------------
                                       2,112,972      100%   1,993,595      100%
                                      ====================  ====================

     Cost  of  Sales  and  Services

     Cost of Sales and Services for Internet & Technology Applications includes royalties, direct labor, payments to speakers and artists, Internet connectivity, and communications costs. Cost of Sales and Services for Print Publications consists of printing, shipping, delivery, credit card fees and direct labor. The Cost of Sales and Services was $3,498,249 for the nine months ended May 31, 2002 compared with $3,725,459 for the nine months ended May 31, 2001. The decrease in Cost of Sales within the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. The increase in Cost of Sales within the Print Publications segment is primarily due to the acquisition of Preaching Resources, Inc. Cost of sales and services from the healthcare segment for the nine months ended May 31, 2002 totaled $852,478, which is shown net as loss from discontinued operations in the financial statements. Cost of Sales and Services by segment for the two periods is as follows:

                                               Nine Months Ended May 31,
                                      ------------------------------------------
                                              2002                  2001
                                      --------------------  --------------------
COST OF SALES AND SERVICES              Amount    Percent     Amount    Percent
                                      ----------  --------  ----------  --------
Internet and Technology Applications  $2,361,173       67%  $2,673,958       72%
Print Publications                     1,137,076       33%   1,051,501       28%
                                      --------------------  --------------------
                                       3,498,249      100%   3,725,459      100%
                                      ====================  ====================

     The Cost of Sales and Services was $1,383,387 for the three months ended May 31, 2002 compared with $1,486,491 for the three months ended May 31, 2001. The decrease in Cost of Sales within the Internet and Technology Applications segment is primarily due to the disposal of Clean Web. Cost of Sales and Services by segment for the two periods is as follows:

                                              Three Months Ended May 31,
                                      ------------------------------------------
                                              2002                 2001
                                      --------------------  --------------------
COST OF SALES AND SERVICES              Amount    Percent     Amount    Percent
                                      ----------  --------  ----------  --------
Internet and Technology Applications  $  972,227       70%  $1,092,813       74%
Print Publications                       411,160       30%     393,678       26%
                                      --------------------  --------------------
                                       1,383,387      100%   1,486,491      100%
                                      ====================  ====================

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

     Selling, General and Administrative costs were $2,217,614 for the nine months ended May 31, 2002 compared with $4,023,760 for the nine months ended May 31, 2001. Selling, General and Administrative costs for the nine months ended May 31, 2001 were abnormally high due to stock options granted for services and marketing. Additionally, $147,857 in SG&A expense for PremierCare and Rapha for the nine months ended May 31, 2002 was included in loss from discontinued operations, which is shown net in the financial statements. Selling, General and Administrative costs by segment for the two periods are as follows:

                                              Nine Months Ended May 31,
                                      ------------------------------------------
                                             2002                  2001
                                      --------------------  --------------------
SELLING, GENERAL, AND                   Amount    Percent     Amount    Percent
ADMINISTRATIVE                        ----------  --------  ----------  --------
Internet and Technology Applications  $  817,474       37%  $  919,702       23%
Print Publications                       282,776       13%     234,256        6%
Corporate Overhead                     1,117,364       50%   2,869,802       71%
                                      --------------------  --------------------
                                       2,217,614      100%   4,023,760      100%
                                      ====================  ====================

     Selling, General and Administrative costs were $853,894 for the three months ended May 31, 2002 compared with $945,078 for the three months ended May 31, 2001. Selling, General and Administrative costs by segment for the two periods are as follows:

                                            Three Months Ended May 31,
                                      --------------------------------------
                                            2002                2001
                                      ------------------  ------------------
SELLING, GENERAL, AND                  Amount   Percent    Amount   Percent
ADMINISTRATIVE                        --------  --------  --------  --------
Internet and Technology Applications  $315,962       37%  $371,835       39%
Print Publications                      97,999       11%    73,705        8%
Corporate Overhead                     439,933       52%   499,538       53%
                                      ------------------  ------------------
                                       853,894      100%   945,078      100%
                                      ==================  ==================

     Payroll costs were $1,828,126 for the nine months ended May 31, 2002 compared with $1,685,787 for the nine months ended May 31, 2001. The increase in payroll costs is primarily due to the addition of salaries for the employees retained from the sale of PremierCare. $308,751 in payroll costs for PremierCare and Rapha for the nine months ended May 31, 2002 was included in loss from discontinued operations, which is shown net in the financial statements. For the three months ended May 31, 2002, payroll costs were $646,394 compared with $722,313 for the three months ended May 31, 2001.

Liquidity  and  Capital  Resources

     As of May 31, 2002, iExalt had $718,673 in current assets, $4,698,913 in current liabilities and a retained deficit of $21,725,919. The Company had a net loss of $4,575,129 for the nine months ended May 31, 2002. Net cash used by operating activities for the nine-month period ended May 31, 2002 was $1,314,819.

     In August 1999, the Company negotiated a $50,000 revolving line of credit with a bank. The credit line was increased to $150,000 in December 1999 and guaranteed by a shareholder without the Company's authority. In late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $150,000 revolving line of credit.

     In July 2000, the Company borrowed $550,000 from a bank under a term loan that was due on June 30, 2001. A shareholder without the Company's approval guaranteed the note payable. In late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $550,000 bank loan.

     In connection with the acquisition of NetXpress, iExalt, Inc. (Texas), a subsidiary of the Company, assumed a $350,000 note payable to a shareholder of the Company (iExalt, Inc. Nevada). Under the terms of this note, the balance becomes payable on demand when net assets of iExalt, Inc. (Texas) exceed $5,000,000. Demand for payment has been made, however, as of May 31, 2002, the net assets of iExalt, Inc. (Texas) do not exceed $5,000,000; therefore, management does not believe there has been cause for demand of payment. In late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $350,000 shareholder note payable.

     During August 2000, U.S. Sporting Interests, LLC lent the Company $195,000 under a demand note with an 8% interest rate. Demand for payment of the $195,000 has been made. In late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $195,000 demand note.

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

     In December 2001, the Company received $1,000,000 in cash from the sale of the PremierCare subsidiary assets. The cash was used to finance operations, and repay certain debt and accounts payable.

     On January 16, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.49 and matures on July 16, 2002. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

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

     On February 20, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.39 and matures on August 20, 2002. Russell Ivy, the Company's Chief Operating Officer is sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

     On March 12, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 10%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $2.00 or sixty five percent of the closing bid price on the anniversary date, whichever is lower. The note also provides an option to extend the repayment providing the Company compensates the holder $2.00 per paid subscriber, of the Preaching Magazine, in excess of 7,500 paid subscribers as an extension fee. The note is secured by fifty one percent of the outstanding stock of Preaching Resources, Inc.

     On March 19, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. The debenture bears interest at 8%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on September 19, 2002. Russell Ivy, Chief Operating Officer for the Company, is the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

     On March 19, 2002, the Company agreed to issue $100,000 in the form of a convertible debentureAt May 31, 2002, $65,000 had been received from this debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on April 19, 2002. Russell Ivy, Chief Operating Officer for the Company, is the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.


     On May 14, 2002, the Company agreed to issue $100,000 in the form of a convertible debenture. At May 31, 2002, $87,864 had been received from this debenture. The debenture bears interest at 14%, provides for conversion of the principal and interest for the Company's common shares with a conversion price of $0.50 and matures on June 14, 2002. Russell Ivy, Chief Operating Officer for the Company, is also the sole owner of the company that holds the note. The Company has negotiated a loan agreement that results in the consolidation of this debenture into a new loan facility as further discussed in Note K.

     Our working capital requirements vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. Working capital is critical to our on-going business and from inception has been provided primarily through external investment instead of cash flow from the various businesses. Since inception, we have experienced negative cash flow and expect this to continue unless significant increases to revenue from operations or additional profitable acquisitions along with further cost reductions are realized. The Company is currently dependent upon financing from external sources to remain in business and is anticipated to remain dependent at least through the end of fiscal 2002. Consequently, it is not expected that the internal source of liquidity will improve. We will need to rely upon external sources for liquidity.

     We have entered into subsequent debt arrangements with J.A.K. IV LP as discussed in Note K to provide additional financing. If we are unable to maintain adequate working capital in the amounts desired and on acceptable terms, we may be required to reduce the scope of our presently anticipated activities and we are not able to assure continuation as a going concern.

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

Part II  -  Item  2.  Changes  in  Securities

     The following transactions involving unregistered securities occurred during the three months ended May 31, 2002, in transactions in which the Company relied on the exemption from registration available under SECTION 4(2) of the Securities Act of 1933, as amended:

     In March 2002, the Company issued 50,300 shares of its common stock for compensation for certain consulting services and 20,000 shares of its common stock as an inducement to an investor to provide funding for the Company through a convertible debenture.

     In May 2002, the Company issued 275,719 shares of its common stock to various radio stations for costs related to radio broadcast of the Life Perspectives program.


Part II  -  Item  3.  Defaults  Upon  Senior  Securities

     The Company was in default on the payment of principal under a $550,000 note payable to a bank. The bank provided forbearance and the Company continued to accrue interest payments. In late June 2002 the Company agreed to a compromise settlement that resolves all obligations related to the $550,000 bank note payable.


Part II  -  Item  6.  Exhibits  and  Reports  on  Form  8-K

       (a)  Exhibits

   EXHIBIT                        DESCRIPTION  OF  EXHIBIT
   -------                        ------------------------

     2.1 Exchange Agreement among the Company, iExalt, Inc.-Texas, and the Shareholders of iExalt, Inc.-Texas dated August 12, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

     2.2 Contract for Sale and Purchase of Wordcross Enterprises, Inc. between the Company and Wordcross Enterprises, Inc. d/b/a Christian Happenings dated October 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1999, is incorporated herein by reference).

     2.3 Stock Purchase Agreement between the Company and Christian Speakers, Inc. dated December 1, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 16, 1999, is incorporated herein by reference).

     2.4 Stock Purchase Agreement between the Company and First Choice Marketing, Inc. dated December 31, 1999 (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 28, 2000, is incorporated herein by reference).

     2.5 Agreement and Plan of Reorganization, dated June 28, 2000, among iExalt, Inc. and its Merger Subsidiaries and PremierCare, LLC and its Direct and Indirect Members (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

     2.6 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PCII Combination Corp., and PremierCare Investors, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

     2.7 Agreement and Plan of Merger, dated June 28, 2000, among iExalt, Inc., PBH Combination Corp., and Premier Behavioral Healthcare, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on July 26, 2000, is incorporated herein by reference).

     2.8 Agreement and Plan of Reorganization, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group and its Shareholders (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

     2.9 Agreement of Merger, dated June 30, 2000, among iExalt, Inc., KCG Combination Corp., and Keener Communications Group (filed as
               Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 27, 2000, is incorporated herein by reference).

     2.10 Stock Purchase Agreement, dated September 27, 2000, between iExalt, Inc. and iExalt Financial Services, Inc. (filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on October 12, 2000, is incorporated herein by reference).

     2.11 Stock Exchange Agreement, dated October 24, 2000, between iExalt, Inc. and Ted L. Parker, the sole shareholder of Cleanweb, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2000, is incorporated herein by reference).

     2.12 Amended and Restated Asset Purchase Agreement, dated February 12, 2001, between iExalt, Inc. and PsyCare America LLC. (filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 23, 2001, is incorporated herein by reference).

     2.13 Agreement and Plan of Reorganization, dated November 30, 2000, between iExalt, Inc., GCN Combination Corp. and Global Christian Network, Inc. and its Principal Shareholders. (filed as Exhibit
               2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

     2.14 Plan of Merger, dated November 30, 2000, between iExalt, Inc., GCN Combination Corp. and Global Christian Network, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

     2.15 Plan Asset Purchase Agreement, dated December 12, 2000, between iExalt, Inc. and Barry Wineroth trustee for the Showcase Financial Services, Inc. Profit Sharing Plan. (filed as Exhibit
               2.3 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

     2.16 Written Consent of Contingent Closing of Global Christian Network, Inc., iExalt, Inc., David Fritsche, GCN Combination
               Corp. & Princ. Shareholders. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, as filed with the Commission on March 13, 2001, is incorporated herein by reference).

     2.17 Purchase and Sale Agreement dated May 31, 2001 between iExalt, Inc. and 711.NET, Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, as filed with the Commission on June 8, 2001, is incorporated herein by reference).

     2.18 Purchase and Sale Agreement dated November 28, 2001 between iExalt, Inc. and UMC Ten Broeck. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

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

     3.3 Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations filed subsequent to the annual meeting of shareholders on March 22, 2002. (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002, is incorporated herein by reference).

     4.1 Description of Common Stock, $.05 par value per share (Registration Statement on Form 8-A, dated July 22, 1980, Registration Number 0-9322, incorporated herein by reference).

     4.2 Warrants issued to TCA Investments, Inc. on September 20, 2000 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

     4.3 Warrants issued to Travin Partners LLLP September 20, 2000 (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000, is incorporated herein by reference).

     4.4 Warrant issued to Thomson Kernaghan & Co., Ltd. on December 11, 2000. (filed as Exhibit 4.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     4.5 Warrant issued to Woodcrest Capital II Limited Partnership on February 23, 2001. (filed as Exhibit 4.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     4.6 Warrant issued to Woodcrest Capital, L.L.C. on February 23, 2001. (filed as Exhibit 4.14 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     4.7 Warrant issued to Cresson Productions, Inc. on August 14, 2001. (filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

     4.8       Warrant issued to James W. Christian on March 21, 2001. (filed as
               Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.1 Company's Directors' Stock Option Plan (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

     10.2 Amendment to the Director's Stock Option Plan as adopted on March 22, 2002. (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002, is incorporated herein by reference).

     10.3 Company 1998 Stock Option Plan (filed as Exhibit 2.2 to the Company's Current Report on 8-K, as filed with the Commission on September 14, 1999, is incorporated herein by reference).

     10.4 Amendment to the 1998 Stock Option Plan as adopted on March 22, 2002. (filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002, is incorporated herein by reference).

     10.5 Employment Agreement dated November 27, 2000 between iExalt, Inc. and Chris L. Sisk. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.6 Demand Note dated November 22, 2000 issued to Hunter M.A. Carr. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.7 Demand Note dated November 22, 2000 issued to Morris Chapman. (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.8 Demand Note dated November 22, 2000 issued to Donald Sapaugh. (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.9 Demand Note dated November 22, 2000 issued to Donald Sapaugh. (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001, is incorporated herein by reference).

     10.10 Employment Agreement dated February 28, 2001 between iExalt, Inc. and Russell Ivy. (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, is incorporated herein by reference).

     --------------
          *Filed  herewith.

     (b) No reports on Form 8-K or Form 8-K/A were filed during the three months ended May 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IEXALT,  INC.


     July 12, 2002              /s/  Donald W. Sapaugh
                                -------------------------
                                     Donald W. Sapaugh, CEO/Chairman/
                                       President (Principal Executive Officer)


     July 12, 2002              /s/  Russell Ivy
                                -----------------
                                     Russell Ivy, Executive Vice President/
                                       Chief Operating Officer


     July 12, 2002               /s/ Chris L. Sisk
                                 -----------------------------------------------
                                     Chris L. Sisk, Executive Vice President/CFO
                                          (Primary Financial Officer)